Form 10-Q
period 2026-09-30
West Coast Community Bancorp
filed 2026-11-10
CIK 2105965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
Commission File Number: 001-43470
West Coast Community Bancorp
(Exact name of Registrant as specified in its charter)

California	27-1376408
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
75 River Street, Santa Cruz, California	95060
(Address of principal executive offices)	(Zip Code)
(831) 457-5000
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered

Common Stock, no par value	WCCB	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. (See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock as of October 30, 2026 was 10,528,456.

Part I - Financial Information
Item 1. Financial Statements
WEST COAST COMMUNITY BANCORP
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Dollars in thousands

	September 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$116,929	$190,678
Interest-earning deposits in other financial institutions	100	104
Investment securities available for sale, at fair value, net of allowance of credit losses of $0 at September 30, 2026 and December 31, 2025 (amortized cost of $395,366 and $390,996 at September 30, 2026 and December 31, 2025)	371,517	384,608
Investment securities held to maturity, at amortized cost, net of allowance for credit losses of $0 at September 30, 2026 and December 31, 2025 (fair value of $5,612 and $6,257 at September 30, 2026 and December 31, 2025)	6,365	6,544
Loans held for investment	2,336,998	2,172,464
Less: Allowance for credit losses on loans	(36,608)	(38,173)
Loans held for investment, net of allowance	2,300,390	2,134,291
Non-marketable equity investments, at cost	15,370	15,355
Premises and equipment, net	10,677	10,285
Goodwill	40,054	40,054
Core deposit intangible asset, net	20,899	23,858
Bank-owned life insurance	30,105	29,492
Accrued interest receivable and other assets	71,178	48,415
Total assets	$2,983,584	$2,883,684

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$996,593	$1,012,201
Interest-bearing	1,558,592	1,464,851
Total deposits	2,555,185	2,477,052
Subordinated debentures, net	—	7,790
Accrued interest payable and other liabilities	25,809	22,015
Total liabilities	2,580,994	2,506,857

Shareholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 30,000,000 shares authorized; 10,524,552 and 10,482,767 shares issued at September 30, 2026 and December 31, 2025, respectively	200,013	198,250
Retained earnings	218,780	182,448
Accumulated other comprehensive loss	(16,203)	(3,871)
Total shareholders’ equity	402,590	376,827
Total liabilities and shareholders’ equity	$2,983,584	$2,883,684
Accompanying notes are an integral part of these unaudited consolidated financial statements.

WEST COAST COMMUNITY BANCORP
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Dollars in thousands, except per share data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income
Loans, including fees	$40,568	$38,334	$116,235	$112,288
Interest-earning deposits in other financial institutions	1,386	1,284	3,646	1,734
Taxable securities	3,252	2,693	9,063	7,725
Tax-exempt securities	456	570	1,447	1,748
Total interest income	45,662	42,881	130,391	123,495
Interest expense
Deposits	8,552	8,018	23,906	22,437
Subordinated debentures	—	229	2,155	860
Federal Home Loan Bank advances and other borrowings	—	—	—	412
Total interest expense	8,552	8,247	26,061	23,709
Net interest income before provision for (reversal of) credit losses	37,110	34,634	104,330	99,786
Provision for credit losses on loans	275	3,540	1,533	5,442
(Reversal of) provision for credit losses on unfunded loan commitments	(268)	(50)	(371)	50
Net interest income after provision for (reversal of) credit losses	37,103	31,144	103,168	94,294
Noninterest income
Service charges on deposits	282	177	778	515
Loan servicing fees	81	126	289	394
ATM fee income	269	280	794	835
Earnings on bank-owned life insurance	208	185	613	547
Dividends on non-marketable equity securities	309	281	1,139	856
Net loss on sale of available for sale securities	(34)	(2)	(2)	(281)
Gain on sale of loans	—	—	912	—
Loss on sale of other assets	(29)	—	(26)	—
Other	217	238	692	817
Total noninterest income	1,303	1,285	5,189	3,683
Noninterest expense
Salaries and employee benefits	8,660	8,300	26,312	25,538
Occupancy	910	797	2,711	2,517
Furniture and equipment	1,063	888	3,192	2,705
Marketing, business development and shareholder-related expense	431	519	1,066	1,440
Data and item processing	816	698	1,736	2,069
Regulatory assessments, including federal deposit insurance	394	369	1,188	1,160
Amortization of core deposit intangibles	986	1,068	2,959	3,202
Professional fees	779	629	2,475	1,358
Acquisition-related expense	—	150	—	497
Other	2,215	2,073	6,519	5,950
Total noninterest expense	16,254	15,491	48,158	46,436
Income before income taxes	22,152	16,938	60,199	51,541
Income tax expense	5,412	4,877	16,311	14,884
Net income	$16,740	$12,061	$43,888	$36,657
Earnings per share
Basic	$1.61	$1.15	$4.23	$3.49
Diluted	$1.59	$1.14	$4.17	$3.45
Accompanying notes are an integral part of these unaudited consolidated financial statements.

WEST COAST COMMUNITY BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
Dollars in thousands

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$16,740	$12,061	$43,888	$36,657
Other comprehensive (loss) income
Unrealized (losses) gains on available for sale securities
Change in unrealized (losses) gains on available for sale securities	(14,920)	4,281	(17,463)	9,004
Reclassification adjustment for losses realized on the sale of available for sale securities in net income	34	2	2	281
Income tax benefit (expense)	4,401	(1,266)	5,162	(2,745)
Net of tax	(10,485)	3,017	(12,299)	6,540
Defined benefit pension plans
Reclassification adjustment for amortization of net gain included in net periodic pension cost	(16)	(24)	(47)	(72)
Income tax benefit (expense)	5	7	14	21
Net of tax	(11)	(17)	(33)	(51)
Total other comprehensive (loss) income	(10,496)	3,000	(12,332)	6,489
Comprehensive income	$6,244	$15,061	$31,556	$43,146
Accompanying notes are an integral part of these unaudited consolidated financial statements.

WEST COAST COMMUNITY BANCORP
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
Dollars in thousands, except per share data

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2025	10,482,767	$198,250	$182,448	$(3,871)	$376,827
Net income	—	—	43,888	—	43,888
Other comprehensive loss	—	—		(12,332)	(12,332)
Cash dividends declared ($0.72 per share)	—	—	(7,556)	—	(7,556)
Stock-based compensation	—	1,729	—	—	1,729
Exercise of stock options, net	12,684	188	—		188
Restricted stock surrendered for tax withholdings	(3,070)	(154)	—	—	(154)
Restricted stock awards granted, net	32,171	—	—	—	—
Balance at September 30, 2026	10,524,552	$200,013	$218,780	$(16,203)	$402,590

Balance at June 30, 2026	10,513,743	$199,528	$204,667	$(5,707)	$398,488
Net income	—	—	16,740	—	16,740
Other comprehensive loss	—	—	—	(10,496)	(10,496)
Cash dividends declared ($0.25 per share)	—	—	(2,627)	—	(2,627)
Stock-based compensation	—	468	—	—	468
Exercise of stock options, net	2,372	33	—	—	33
Restricted stock surrendered for tax withholdings	(282)	(16)	—	—	(16)
Restricted stock awards granted, net	8,719	—	—	—	—
Balance at September 30, 2026	10,524,552	$200,013	$218,780	$(16,203)	$402,590

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2024	10,556,467	$204,787	$140,672	$(12,478)	$332,981
Net income	—	—	36,657	—	36,657
Stock repurchased	(65,692)	(2,563)	—	—	(2,563)
Other comprehensive income	—	—	—	6,489	6,489
Cash dividends declared ($0.60 per share)	—	—	(6,337)	—	(6,337)
Stock-based compensation	—	1,144	—	—	1,144
Exercise of stock options, net	18,665	125	—	—	125
Restricted stock awards granted, net	27,727	—	—	—	—
Balance at September 30, 2025	10,537,167	$203,493	$170,992	$(5,989)	$368,496

Balance at June 30, 2025	10,576,882	$204,761	$161,150	$(8,989)	$356,922
Net income	—	—	12,061	—	12,061
Stock repurchased	(40,092)	(1,564)	—	—	(1,564)
Other comprehensive income	—	—	—	3,000	3,000
Cash dividends declared ($0.21 per share)	—	—	(2,219)	—	(2,219)
Stock-based compensation	—	242	—	—	242
Exercise of stock options, net	4,321	54	—	—	54
Restricted stock awards forfeited, net	(3,944)	—	—	—	—
Balance at September 30, 2025	10,537,167	$203,493	$170,992	$(5,989)	$368,496
Accompanying notes are an integral part of these unaudited consolidated financial statements.

WEST COAST COMMUNITY BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Dollars in thousands

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$43,888	$36,657
Adjustments to reconcile net income to net cash from operating activities
Provision for credit losses on loans	1,533	5,442
(Reversal of) provision for credit losses on unfunded loan commitments	(371)	50
Depreciation and amortization of premises and equipment	1,468	1,166
Amortization of core deposit intangibles	2,959	3,202
Amortization of low-income housing tax credit investments	144	100
Net accretion of securities	(2,366)	(2,121)
Accretion of discount on acquired loans, net of amortization	(5,395)	(7,744)
Deferred income tax expense (benefit)	2,232	(106)
Net loss on sale of available for sale securities	2	281
Accretion of fair value discount on subordinated debentures	1,960	427
Stock-based compensation expense	1,729	1,144
Earnings on bank-owned life insurance	(613)	(547)
Stock dividends from equity investments	(15)	—
Gain on sale of loans	(912)	—
Gain on sale of other real estate owned	(3)	—
Loss on sale/disposal of premises and equipment (1)	29	92
Non-cash lease expense (gain)	216	(95)
Purchase of renewable energy transferable tax credit	(15,080)	—
Deferred post-retirement benefit expense	186	183
(Decrease) increase in deferred loan fees, net of costs	(554)	145
Decrease (increase) in accrued interest receivable and other assets	5,116	(1,067)
Increase (decrease) in accrued interest payable and other liabilities	333	(1,301)
Net cash from operating activities	36,486	35,908
Cash flows from investing activities
Net change in interest-bearing deposits in other financial institutions	4	105
Available for sale securities:
Sales	20,450	30,252
Maturities, prepayments, calls and principal repayments	44,958	43,672
Purchases	(67,422)	(90,344)
Held to maturity securities:
Maturities, prepayments, calls and principal repayments	187	713
Loan originations and payments, net	(177,479)	(74,338)
Cash paid for low-income housing tax credit investment	(9)	(947)
Purchases of premises and equipment	(1,890)	(2,067)
Proceeds from sale of other real estate owned	270	—
Proceeds from sale of loans	9,834	—
Proceeds from sale of premises and equipment	1	—
Net cash used in investing activities	(171,096)	(92,954)
(Continued on next page)

WEST COAST COMMUNITY BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Dollars in thousands

	Nine Months Ended September 30,
	2026	2025
Cash flows from financing activities
Increase in deposits	78,133	125,615
Repayment of subordinated debentures	(9,750)	(943)
Cash dividends paid	(7,556)	(6,337)
Proceeds from exercise of stock options, including tax benefit	188	125
Restricted stock surrendered for tax withholdings	(154)	—
Cash paid for stock repurchases	—	(2,563)
Net cash from financing activities	60,861	115,897

Net change in cash and cash equivalents	(73,749)	58,851
Beginning cash and cash equivalents	190,678	84,653
Ending cash and cash equivalents	$116,929	$143,504
Supplemental cash flow information
Interest paid	$24,096	$23,655
Income taxes paid:
Income taxes paid, net of refunds received - Federal	$3,470	$9,650
Purchase of transferrable renewable energy tax credits - Federal	15,080	—
Income taxes paid, net of refunds received - State	4,872	4,985
Total income taxes paid	$23,422	$14,635
Supplemental noncash disclosure
Transfer of loans to other real estate owned	$6,874	$—
Operating lease right of use assets recognized	$4,332	$—
Operating lease liabilities recognized	$4,332	$—
(1) The loss on disposal of premises and equipment for the nine months ended 2025 is reflected in acquisition expense on the Consolidated Statements of Income.

Accompanying notes are an integral part of these unaudited consolidated financial statements.

WEST COAST COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Basis of Presentation
West Coast Community Bancorp (the “Bancorp”) is a bank holding company headquartered in Santa Cruz, California that operates through its sole, wholly owned and consolidated subsidiary, West Coast Community Bank, a California state-chartered bank (the “Bank” and together with Bancorp, are referred to in these unaudited consolidated financial statements as the “Company,” “we,” “our,” or “us”). Substantially all of the Company’s business activities are conducted through the Bank. Bancorp is subject to regulation under the Bank Holding Company Act of 1956, as amended, and reporting and examination requirements by the Board of Governors of the Federal Reserve System. The Bank is subject to regulations and undergoes periodic examinations by the California Department of Financial Protection and Innovation (“DFPI”) and the Federal Deposit Insurance Corporation (“FDIC”).
These unaudited consolidated financial statements of the Company reflect the accounts of Bancorp and its wholly owned subsidiary, the Bank. Significant intercompany transactions and balances are eliminated in consolidation.
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. In the opinion of management, the unaudited consolidated financial statements reflect all normal recurring adjustments and accruals that are necessary for a fair presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of shareholders’ equity and consolidated statements of cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2026.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Registration Statement on Form 10, filed with the SEC on August 31, 2026, and declared effective on September 15, 2026 (the “2026 Form 10”).
Note 2 – Recently Issued Accounting Pronouncements
Accounting Standards Adopted in 2026
In November 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-08, Financial Instruments – Credit Losses (Topic 326) – Purchased Loans (“ASU 2025-08”). The amendments in ASU 2025-08 expand the population of acquired financial assets subject to the gross-up approach in Topic 326. Under the provisions of ASU 2025-08, acquired, seasoned, non-purchased credit deteriorated (“non-PCD”) assets, such as purchased loans, are accounted for using the gross-up approach at the time of acquisition. Under this approach, an entity initially recognizes credit losses, in accordance with Topic 326, through an adjustment to the purchase price of the asset. This approach may be applied to purchased assets that are deemed to be “seasoned.” Acquired non-PCD assets are deemed seasoned if they have been purchased 90 days or more following their origination and where the acquirer was not involved in their origination. The provisions of ASU 2025-08 provide for all non-PCD loans, excluding credit card receivables, that were acquired in a business combination, to be deemed seasoned under the provisions of ASU 2025-08. The amendments in ASU 2025-08 are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual periods. The amendments in ASU 2025-08 should be applied prospectively to purchased financial assets that were acquired on or after the initial application date. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. The Company early adopted ASU 2025-08 on January 1, 2026. The adoption of ASU 2025-08 did not have an impact on the Company’s consolidated financial statements.

WEST COAST COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Accounting Standards Issued but Not Yet Adopted
In September 2025, the FASB issued ASU No. 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) (“ASU 2025-06”), which provides targeted improvements to the accounting for internal-use software. The amendments in ASU 2025-06 modernize and improve the accounting for internal-use software under ASC 350-40 by removing references to prescriptive and sequential software development stages (also referred to as “project stages”) and introduce a “probable-to-complete” recognition threshold. Under ASU 2025-06, entities may begin capitalizing costs once management has authorized and committed to funding the software project and it is probable the software will be completed and used as intended. ASU 2025-06 also consolidates guidance on website development costs into ASC 350-40. The amendments in ASU 2025-06 are effective for annual periods beginning after December 15, 2027, including interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the provisions of ASU 2025-06 and their impact on its consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), which requires public companies to disclose additional information about certain expenses in the notes to the financial statements. The amendments in ASU 2024-03 are intended to enhance the transparency and usefulness of financial information by requiring entities to break down significant expense categories in the notes to the financial statements in order to address the need for more detailed disclosures about expense categories. The FASB subsequently issued ASU 2025-01 in January 2025, which clarified the effective date of ASU 2024-03. The amendments in ASU 2024-03 are effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027; early adoption is permitted. The Company is currently evaluating the provisions of ASU 2024-03, but does not expect adoption to have a material impact on its consolidated financial statements.
Note 3 – Significant Accounting Policies
Our accounting policies are described in Note 1 – Description of Business and Summary of Significant Accounting Policies of our audited consolidated financial statements included in the Company’s 2026 Form 10.
Note 4 – Investment Securities
Our investment securities portfolio consists of U.S. Treasury securities, U.S. government-guaranteed mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMO”), obligations of state and political subdivisions, Small Business Administration (“SBA”) backed securities, obligations of U.S. government-sponsored agencies, private label CMO, asset-backed securities and corporate bonds.
The following tables summarize the carrying value and estimated fair value of investment securities available for sale at September 30, 2026, and December 31, 2025:

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available for sale:
U.S. Treasury bonds	$98,927	$—	$(2,327)	$96,600
U.S. government-sponsored agencies	3,055	—	(256)	2,799
SBA-backed securities	4,585	3	(125)	4,463
Government-guaranteed MBS	156,264	—	(8,138)	148,126
Government-guaranteed CMO	50,123	—	(4,783)	45,340
Private label CMO	7,176	—	(507)	6,669
Obligations of state and political subdivisions	64,990	—	(7,704)	57,286
Asset-backed securities	1,205	14	—	1,219
Corporate bonds	9,041	9	(35)	9,015
Total available for sale	$395,366	$26	$(23,875)	$371,517

WEST COAST COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available for sale:
U.S. Treasury bonds	$86,265	$—	$(2,899)	$83,366
U.S. government-sponsored agencies	3,130	9	(123)	3,016
SBA-backed securities	6,292	1	(50)	6,243
Government-guaranteed MBS	133,781	828	(1,053)	133,556
Government-guaranteed CMO	56,242	43	(2,097)	54,188
Private label CMO	8,733	3	(77)	8,659
Obligations of state and political subdivisions	78,950	246	(1,324)	77,872
Asset-backed securities	2,145	18	(3)	2,160
Corporate bonds	15,458	117	(27)	15,548
Total available for sale	$390,996	$1,265	$(7,653)	$384,608
The following table summarizes the carrying value, allowance for credit losses and estimated fair value of investment securities held to maturity at September 30, 2026, and December 31, 2025:

	September 30, 2026
	Amortized Cost	Allowance for Credit Losses	Carrying Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
	(Dollars in thousands)
Held to maturity:
Government-guaranteed MBS	$102	$—	$102	$—	$(5)	$97
Government-guaranteed CMO	318	—	318	—	(14)	304
Obligations of state and political subdivisions	5,945	—	5,945	—	(734)	5,211
Total held to maturity	$6,365	$—	$6,365	$—	$(753)	$5,612

	December 31, 2025
	Amortized Cost	Allowance for Credit Losses	Carrying Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
	(Dollars in thousands)
Held to maturity:
Government-guaranteed MBS	$120	$—	$120	$—	$(1)	$119
Government-guaranteed CMO	386	—	386	3	(7)	382
Obligations of state and political subdivisions	6,038	—	6,038	21	(303)	5,756
Total held to maturity	$6,544	$—	$6,544	$24	$(311)	$6,257

WEST COAST COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following tables summarize investment securities with unrealized losses at September 30, 2026, and December 31, 2025, aggregated by major security type and length of time in a continuous unrealized or unrecognized loss position:

	September 30, 2026
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized /Unrecognized Losses	Fair Value	Unrealized /Unrecognized Losses	Fair Value	Unrealized /Unrecognized Losses
	(Dollars in thousands)
Available for sale:
U.S. Treasury bonds	$29,605	$(242)	$66,995	$(2,085)	$96,600	$(2,327)
U.S. government-sponsored agencies	1,612	(107)	1,187	(149)	2,799	(256)
SBA-backed securities	1,870	(79)	2,040	(46)	3,910	(125)
Government-guaranteed MBS	133,907	(6,474)	14,179	(1,664)	148,086	(8,138)
Government-guaranteed CMO	9,574	(396)	35,766	(4,387)	45,340	(4,783)
Private label CMO	5,628	(425)	1,041	(82)	6,669	(507)
Obligations of state and political subdivisions	45,054	(5,543)	12,232	(2,161)	57,286	(7,704)
Asset-backed securities	125	—	—	—	125	—
Corporate bonds	3,941	(35)	—	—	3,941	(35)
Total available for sale	$231,316	$(13,301)	$133,440	$(10,574)	$364,756	$(23,875)
Held to maturity:
Government-guaranteed MBS	$—	$—	$97	$(5)	$97	$(5)
Government-guaranteed CMO	107	(2)	197	(12)	304	(14)
Obligations of state and political subdivision	404	(6)	4,807	(728)	5,211	(734)
Total held to maturity	$511	$(8)	$5,101	$(745)	$5,612	$(753)

WEST COAST COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2025
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized /Unrecognized Losses	Fair Value	Unrealized /Unrecognized Losses	Fair Value	Unrealized /Unrecognized Losses
	(Dollars in thousands)
Available for sale:
U.S. Treasury bonds	$—	$—	$83,366	$(2,899)	$83,366	$(2,899)
U.S. government-sponsored agencies	—	—	1,318	(123)	1,318	(123)
SBA-backed securities	1,783	(6)	3,777	(44)	5,560	(50)
Government-guaranteed MBS	6,270	(35)	52,707	(1,018)	58,977	(1,053)
Government-guaranteed CMO	2,487	(1)	40,092	(2,096)	42,579	(2,097)
Private label CMO	2,680	(11)	4,946	(66)	7,626	(77)
Obligations of state and political subdivisions	4,703	(16)	54,291	(1,308)	58,994	(1,324)
Asset-backed securities	857	(3)	—	—	857	(3)
Corporate bonds	—	—	600	(27)	600	(27)
Total available for sale	$18,780	$(72)	$241,097	$(7,581)	$259,877	$(7,653)
Held to maturity:
Government-guaranteed MBS	$—	$—	$119	$(1)	$119	$(1)
Government-guaranteed CMO	—	—	241	(7)	241	(7)
Obligations of state and political subdivision	—	—	5,337	(303)	5,337	(303)
Total held to maturity	$—	$—	$5,697	$(311)	$5,697	$(311)
As of September 30, 2026, our securities portfolio consisted of 231 investment securities, 130 of which were in an unrealized loss position for less than twelve months and 91 were in a loss position and had been in a loss position for 12 months or more. As of December 31, 2025, our securities portfolio consisted of 253 investment securities, 18 of which were in an unrealized loss position for less than twelve months and 170 were in a loss position and had been in a loss position for 12 months or more.
The majority of the portfolio’s unrealized losses are related to U.S. Treasury bonds and securities issued or guaranteed by the U.S. government-sponsored enterprises (“GSEs”). With regard to U.S. Treasury and residential and commercial mortgage-backed securities issued by the GSEs, or debentures issued by its sponsored agencies, it is expected that the securities will not be settled at prices less than the par value bases of the securities, as such securities are backed by the explicit full faith and credit of or implicitly guaranteed by the U.S. government. The decline in fair value on these investments is primarily attributable to changes in the market interest rates or factors other than credit quality. As of September 30, 2026, we neither had the intent to sell these securities nor was it more likely than not that we will be required to sell the securities before their anticipated recovery.
Regarding potential credit exposure on securities issued by states and political subdivisions as well as corporate bonds, management considers (i) issuers’ or the underlying bonds’ credit ratings, (ii) historical probability of default and loss given default rates for given bond ratings and remaining maturity, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, (iv) internal and external credit review of the latest financial information of the issuers and/or guarantors and (v) whether or not such securities are guaranteed by insurance or the Texas Permanent School Fund, have other credit enhancements, contain a defeasance clause or are pre-refunded by the issuers.
To assess potential credit exposure on private label collateralized mortgage obligations and asset-backed securities, management considers (i) bonds’ credit ratings, (ii) the existence and performance of any credit support tranches, (iii) prepayment and delinquency rates of the underlying assets and (iv) whether the issuers continue to make timely principal and interest payments, including any historical probability of default and loss given default rates.

WEST COAST COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Based on a comprehensive assessment of the portfolio as discussed in the preceding paragraphs, no credit losses are expected. For that reason, no allowance for credit losses has been recognized on available for sale or held to maturity securities as of September 30, 2026, and December 31, 2025. Additionally, there has been no provision for credit losses for available for sale or held to maturity investment securities during the three and nine months ended September 30, 2026 and 2025.
The following tables summarize the amortized cost of investment securities held to maturity at September 30, 2026, and December 31, 2025, aggregated by credit quality indicator:

	September 30, 2026
	State and Political Subdivisions	Mortgage-Backed Residential	Collateralized Mortgage Obligations	Total
	(Dollars in thousands)
Held to maturity:
Aaa/AAA	$410	$—	$—	$410
Aa/AA	—	—	—	—
U.S. government/agency-guaranteed	—	102	318	420
Not rated	5,535	—	—	5,535
Total	$5,945	$102	$318	$6,365

	December 31, 2025
	State and Political Subdivisions	Mortgage-Backed Residential	Collateralized Mortgage Obligations	Total
	(Dollars in thousands)
Held to maturity:
Aaa/AAA	$398	$—	$—	$398
Aa/AA	—	—	—	—
U.S. government/agency-guaranteed	—	120	386	506
Not rated	5,640	—	—	5,640
Total	$6,038	$120	$386	$6,544
As of September 30, 2026, and December 31, 2025, there were mortgage-backed residential securities and collateralized mortgage obligations classified as held to maturity included in our investment securities portfolio that do not have explicit credit ratings. These securities carry explicit or implicit credit guarantees from the U.S. government or U.S. government agencies and thus present minimal credit risk. Additionally, as of September 30, 2026, and December 31, 2025, there was $5.5 million and $5.6 million, respectively, of a non-rated private placement bond which is well secured by real estate, and the borrower has remained current on payments since origination.
The amortized cost and estimated fair value of investment securities at September 30, 2026, are shown below by contractual maturity except for mortgage-backed securities, collateralized mortgage obligations, and asset-backed securities not due at a single maturity date; these securities were allocated into the respective maturity categories based on the expected average life. Expected maturities may differ from contractual

WEST COAST COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. The expected average life considers principal reductions and prepayments.

	September 30, 2026
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Available for sale:
Within one year	$46,245	$45,739
One to five years	161,289	154,703
Five to 10 years	140,057	129,407
Beyond 10 years	47,775	41,668
Total	$395,366	$371,517
Held to maturity:
Within one year	$11	$11
One to five years	819	794
Five to 10 years	—	—
Beyond 10 years	5,535	4,807
Total	$6,365	$5,612
Sixteen available for sale securities were sold in the nine months ended September 30, 2026, with total proceeds of $20.4 million, gross realized losses of $152 thousand, and gross realized gains of $150 thousand. Twenty-two available for sale securities were sold in the nine months ended September 30, 2025, with total proceeds of $30.3 million, gross realized losses of $316 thousand and gross realized gains of $35 thousand.
Investment securities pledged at September 30, 2026, and December 31, 2025, had a carrying value of $147.0 million and $121.7 million, respectively, and were pledged to secure deposits from local public agencies and the State of California. These investment securities had a fair value of $139.2 million and $118.2 million at September 30, 2026, and December 31, 2025, respectively.
At September 30, 2026, and December 31, 2025, there were no holdings of securities of any one issuer, other than those issued by U.S. government and its sponsored agencies, in an amount greater than 10% of shareholders’ equity.
There were no transfers between available for sale and held to maturity classifications during the nine months ended September 30, 2026 and 2025.
Note 5 – Loans and Allowance for Credit Losses
The following table summarizes the amortized cost of outstanding loan portfolio balances at September 30, 2026, and December 31, 2025:

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
Commercial and industrial	$470,108	$369,832
Commercial real estate	1,406,426	1,330,813
Land and construction	254,097	253,129
SBA, B&I and FSA (1)	164,388	181,496
Consumer	41,979	37,194
Loans, net of deferred fees and costs	2,336,998	2,172,464
Allowance for credit losses on loans	(36,608)	(38,173)
Loans, net of allowance	$2,300,390	$2,134,291
(1) Loans made under Small Business Administration (“SBA”), Business and Industry (“B&I”) and Farm Service Agency (“FSA”) programs.

Deferred fees at September 30, 2026, and December 31, 2025, were $7.3 million and $7.0 million, respectively. Deferred costs at September 30, 2026, and December 31, 2025, were $9.9 million and

WEST COAST COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
$8.9 million, respectively. Fair value marks on loans associated with the acquisition of 1st Capital Bancorp at September 30, 2026, and December 31, 2025, totaled $14.1 million and $20.8 million, respectively.
There were no loans held for sale at September 30, 2026, or December 31, 2025.
The Company’s loan portfolio is segmented according to loans that share similar attributes and risk characteristics. The following discussion summarizes lending risks associated with loans in segments of the loan portfolio. Please also refer to Note 1 – Description of Business and Summary of Significant Accounting Policies of our audited consolidated financial statements included in the Company’s 2026 Form 10 for additional information concerning our loan portfolio and the allowance for credit losses.
Credit Quality
The following table presents the amortized cost of outstanding loan portfolio balances by delinquency status, inclusive of non-accrual loans, as of September 30, 2026, and December 31, 2025:

	September 30, 2026
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total Past Due	Current	Total Loans
	(Dollars in thousands)
Commercial and industrial	$—	$—	$—	$—	$470,108	$470,108
Commercial real estate	—	2,084	2,109	4,193	1,402,233	1,406,426
Land and construction	—	—	—	—	254,097	254,097
SBA, B&I and FSA	2,431	—	5,478	7,909	156,479	164,388
Consumer	445	—	—	445	41,534	41,979
Total	$2,876	$2,084	$7,587	$12,547	$2,324,451	$2,336,998
(1)There were no loans greater than 90 days past due and still accruing at September 30, 2026.

	December 31, 2025
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total Past Due	Current	Total Loans
	(Dollars in thousands)
Commercial and industrial	$512	$—	$—	$512	$369,320	$369,832
Commercial real estate	484	1,136	—	1,620	1,329,193	1,330,813
Land and construction	—	—	10,000	10,000	243,129	253,129
SBA, B&I and FSA	1,573	5,499	3,504	10,576	170,920	181,496
Consumer	3	—	—	3	37,191	37,194
Total	$2,572	$6,635	$13,504	$22,711	$2,149,753	$2,172,464
(1)There were no loans greater than 90 days past due and still accruing at December 31, 2025.
We assign loans to risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial condition of borrowers and guarantors, historical payment experience, credit documentation, public information and current economic trends, among other factors. We analyze all loans individually by classifying the loans according to credit risk. This analysis includes loans with an outstanding balance greater than $25,000 and non-homogeneous loans, such as commercial and commercial real estate loans. The loans are evaluated and rated at the time of underwriting, at renewal, if payment becomes past due or if an event of default occurs. These risk ratings are also subject to examination by independent specialists we engage and our regulators. The risk categories are grouped into four major categories defined as follows:
Pass – A pass loan is a credit with no existing or known potential weaknesses deserving of management’s close attention.
Special Mention – A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in our credit position at some future date. Special mention loans are not adversely classified and do not expose us to sufficient risk to warrant adverse classification.

WEST COAST COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Substandard – A substandard loan is inadequately protected by the current net worth and paying capacity of the borrower or the value of the collateral pledged, if any. Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Well-defined weaknesses include a project’s lack of marketability, inadequate cash flow or collateral support, failure to complete construction on time or the project’s failure to fulfill economic expectations. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.
Doubtful – Loans classified doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.
The following table presents the amortized cost of outstanding loan portfolio balances by risk category and year of origination as of September 30, 2026:

	September 30, 2026
	2026	2025	2024	2023	2022	Prior Periods	Revolving	Total
	(Dollars in thousands)
Commercial and industrial
Pass	$49,853	$28,439	$13,785	$23,379	$20,371	$38,021	$255,803	$429,651
Special mention	148	345	851	209	46	6,387	26,237	34,223
Substandard	—	—	—	139	—	749	5,346	6,234
Substandard - Nonaccrual	—	—	—	—	—	—	—	—
Total	$50,001	$28,784	$14,636	$23,727	$20,417	$45,157	$287,386	$470,108
Commercial real estate
Pass	$176,341	$141,694	$143,970	$211,312	$164,740	$498,100	$—	$1,336,157
Special mention	1,524	2,895	4,209	17,649	3,395	11,704	—	41,376
Substandard	—	—	8,783	—	2,461	15,329	—	26,573
Substandard - Nonaccrual	—	—	879	1,230	—	211	—	2,320
Total	$177,865	$144,589	$157,841	$230,191	$170,596	$525,344	$—	$1,406,426
Land and construction
Pass	$40,010	$73,708	$95,948	$33,951	$512	$2,470	$—	$246,599
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	7,498	—	7,498
Substandard - Nonaccrual	—	—	—	—	—	—	—	—
Total	$40,010	$73,708	$95,948	$33,951	$512	$9,968	$—	$254,097
SBA, B&I and FSA
Pass	$8,115	$10,659	$17,813	$21,272	$33,047	$58,646	$—	$149,552
Special mention	—	—	700	118	—	860	—	1,678
Substandard	—	—	394	—	2,820	383	—	3,597
Substandard - Nonaccrual	—	—	5,232	247	—	4,082	—	9,561
Total	$8,115	$10,659	$24,139	$21,637	$35,867	$63,971	$—	$164,388
Consumer
Pass	$3,412	$5,483	$3,835	$5,272	$5,662	$18,296	$1	$41,961
Special mention	—	—	17	—	—	1	—	18
Substandard	—	—	—	—	—	—	—	—
Substandard - Nonaccrual	—	—	—	—	—	—	—	—
Total	$3,412	$5,483	$3,852	$5,272	$5,662	$18,297	$1	$41,979
Total
Pass	$277,731	$259,983	$275,351	$295,186	$224,332	$615,533	$255,804	$2,203,920
Special mention	1,672	3,240	5,777	17,976	3,441	18,952	26,237	77,295
Substandard	—	—	9,177	139	5,281	23,959	5,346	43,902
Substandard - Nonaccrual	—	—	6,111	1,477	—	4,293	—	11,881
Total	$279,403	$263,223	$296,416	$314,778	$233,054	$662,737	$287,387	$2,336,998

WEST COAST COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents the amortized cost of outstanding loan portfolio balances by risk category and year of origination as of December 31, 2025:

	December 31, 2025
	2025	2024	2023	2022	2021	Prior Periods	Revolving	Total
	(Dollars in thousands)
Commercial and industrial
Pass	$33,057	$17,815	$26,562	$11,883	$15,142	$29,357	$192,521	$326,337
Special mention	2,494	—	230	14,522	1,406	651	19,180	38,483
Substandard	—	44	—	—	—	995	3,973	5,012
Substandard - Nonaccrual	—	—	—	—	—	—	—	—
Total	$35,551	$17,859	$26,792	$26,405	$16,548	$31,003	$215,674	$369,832
Commercial real estate
Pass	$128,113	$145,332	$239,379	$177,779	$154,226	$427,453	$—	$1,272,282
Special mention	2,981	4,273	16,252	—	1,820	6,814	—	32,140
Substandard	—	9,709	—	2,511	1,472	12,699	—	26,391
Substandard - Nonaccrual	—	—	—	—	—	—	—	—
Total	$131,094	$159,314	$255,631	$180,290	$157,518	$446,966	$—	$1,330,813
Land and construction
Pass	$66,737	$85,467	$56,655	$16,201	$7,489	$2,470	$—	$235,019
Special mention	—	—	420	7,690	—	—	—	8,110
Substandard	—	—	—	—	—	—	—	—
Substandard - Nonaccrual	—	—	—	—	10,000	—	—	10,000
Total	$66,737	$85,467	$57,075	$23,891	$17,489	$2,470	$—	$253,129
SBA, B&I and FSA
Pass	$11,312	$19,505	$22,540	$35,826	$21,304	$50,562	$—	$161,049
Special mention	—	472	—	606	1,100	5,510	—	7,688
Substandard	—	5,492	—	2,649	—	517	—	8,658
Substandard - Nonaccrual	—	1,358	—	201	429	2,113	—	4,101
Total	$11,312	$26,827	$22,540	$39,282	$22,833	$58,702	$—	$181,496
Consumer
Pass	$5,301	$3,720	$6,455	$6,631	$3,549	$11,533	$1	$37,190
Special mention	—	—	—	—	3	1	—	4
Substandard	—	—	—	—	—	—	—	—
Substandard - Nonaccrual	—	—	—	—	—	—	—	—
Total	$5,301	$3,720	$6,455	$6,631	$3,552	$11,534	$1	$37,194
Total
Pass	$244,520	$271,839	$351,591	$248,320	$201,710	$521,375	$192,522	$2,031,877
Special mention	5,475	4,745	16,902	22,818	4,329	12,976	19,180	86,425
Substandard	—	15,245	—	5,160	1,472	14,211	3,973	40,061
Substandard - Nonaccrual	—	1,358	—	201	10,429	2,113	—	14,101
Total	$249,995	$293,187	$368,493	$276,499	$217,940	$550,675	$215,675	$2,172,464

WEST COAST COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Nonaccrual Loans
The following tables present the amortized cost of nonaccrual loans, which have also been individually evaluated, as of September 30, 2026, and December 31, 2025:

	September 30, 2026
	Nonaccrual Loans with No ACL	Total Nonaccrual Loans	Interest Income Recognized on Nonaccrual Loans
	(Dollars in thousands)
Commercial and industrial	$—	$—	$—
Commercial real estate	1,442	2,320	—
Land and construction	—	—	—
SBA, B&I and FSA	4,354	9,561	—
Consumer	—	—	—
Total	$5,796	$11,881	$—

	December 31, 2025
	Nonaccrual Loans with No ACL	Total Nonaccrual Loans	Interest Income Recognized on Nonaccrual Loans
	(Dollars in thousands)
Commercial and industrial	$—	$—	$—
Commercial real estate	—	—	—
Land and construction	—	10,000	—
SBA, B&I and FSA	2,113	4,101	—
Consumer	—	—	—
Total	$2,113	$14,101	$—
Collateral Dependent Loans
Loans are classified as collateral dependent loans when the borrower is experiencing financial difficulty, when foreclosure is probable, or substantially all repayment of the loan is expected to come from the operation of or eventual liquidation of the collateral. Collateral dependent loans are evaluated individually for purposes of determining the ACL. The ACL for each loan is measured as the amount by which the fair value of the underlying collateral, less estimated costs to sell, is less than the amortized cost of the loan. Management periodically analyzes the underlying collateral with changes in the estimated fair value of the collateral and/or estimated costs to sell reflected in the ACL for the loan. Balances deemed to be uncollectible are promptly charged-off. In cases where the loan is well secured and the estimated value of the collateral exceeds the amortized cost of the loan, no ACL is recorded.
The following tables present the amortized cost of collateral dependent loans as of September 30, 2026, and December 31, 2025:

	September 30, 2026
	Land	Farmland	Commercial Real Estate	Single Family Residential Real Estate	Total	Allowance for Credit Losses
	(Dollars in thousands)
Commercial and industrial	$—	$—	$4,995	$—	$4,995	$—
Commercial real estate	—	8,664	18,797	—	27,461	498
Land and construction	7,498	—	—	—	7,498	1,061
SBA, B&I and FSA	—	—	11,066	976	12,042	635
Total	$7,498	$8,664	$34,858	$976	$51,996	$2,194

WEST COAST COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2025
	Land	Farmland	Commercial Real Estate	Multifamily Residential Real Estate	Total	Allowance for Credit Losses
	(Dollars in thousands)
Commercial and industrial	$—	$—	$3,623	$339	$3,962	$—
Commercial real estate	—	8,924	16,005	—	24,929	264
Land and construction	10,000	—	—	—	10,000	3,349
SBA, B&I and FSA	—	—	10,469	—	10,469	764
Total	$10,000	$8,924	$30,097	$339	$49,360	$4,377
Modified Loans to Borrowers Experiencing Financial Difficulty
At times, we adjust loan terms for borrowers experiencing financial difficulty by offering principal forgiveness, extending loan terms, deferring payments or reducing interest rates. When principal forgiveness is granted, the forgiven amount is written off against the allowance for credit losses. GAAP requires that certain types of modifications be reported, which consist of the following: (i) principal forgiveness, (ii) interest rate reduction, (iii) other-than-insignificant payment delay, (iv) term extension, or any combination of the foregoing. The Company refers to these loans as modified loans to borrowers experiencing financial difficulty, or modified loans to troubled borrowers. The ACL for these loans is measured on a collective basis, as with other loans in the loan portfolio, unless management determines that such loans no longer possess risk characteristics similar to others in the loan portfolio. In those instances, the ACL is determined through individual evaluation.
The following table presents the amortized cost of modified loans to troubled borrowers, segregated by type of modification during the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026		2025
	Term Extension	Percentage of Total Class of Loans	Term Extension	Percentage of Total Class of Loans
	(Dollars in thousands)
Modifications:
Commercial and industrial	$—	—%	$—	—%
Commercial real estate	—	—%	1,472	0.11%
SBA, B&I and FSA	—	—%	—	—%
Total	$—	—%	$1,472	0.07%
The following table presents the amortized cost of modified loans to troubled borrowers, segregated by type of modification during the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026		2025
	Term Extension	Percentage of Total Class of Loans	Term Extension	Percentage of Total Class of Loans
	(Dollars in thousands)
Modifications:
Commercial and industrial	$303	0.06%	$46	0.01%
Commercial real estate	—	—%	1,472	0.11%
SBA, B&I and FSA	16	0.01%	421	0.23%
Total	$319	0.01%	$1,939	0.09%
During the three months ended September 30, 2026, there were no modifications of loans to troubled borrowers. During the nine months ended September 30, 2026, five loans with an amortized cost of $319

WEST COAST COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
thousand were modified. The financial effects of these modifications were term extensions ranging from 14 months to 4 years. Two loans with an amortized cost of $16 thousand were each modified with 14-month term extensions, one loan with an amortized cost of $60 thousand was modified with a 4-year term extension, one loan with a $139 thousand amortized cost was modified with a 15-month term extension, and one loan with a $104 thousand amortized cost was modified with a 22-month term extension.
During the three months ended September 30, 2025, one loan with an amortized cost of $1.5 million was modified. The financial effect of this modification was a 2-year term extension. During the nine months ended September 30, 2025, three loans with an amortized cost of $1.9 million were modified. The financial effects of these modifications were term extensions of 2 years and 5 years and consisted of one loan with an amortized cost of $1.5 million that was modified with a 2-year term extension and two loans with an aggregate amortized cost of $467 thousand that were each modified with 5-year term extensions.
During the three months ended September 30, 2026, there were no modified loans to borrowers experiencing financial difficulty that had a payment default and that had been modified within the 12 months preceding the date of payment default. During the nine months ended September 30, 2026, the Company recorded a full charge-off in the amount of $40 thousand for one loan that had been modified within the preceding 12-month period. For the three and nine months ended September 30, 2025, there were no modified loans to borrowers experiencing financial difficulty that had a payment default and that had been modified within the 12 months preceding the date of payment default.
The following table presents the amortized cost of modified loans to troubled borrowers by delinquency status that were modified in the 12 months prior to September 30, 2026, and September 30, 2025:

	September 30, 2026
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Total
	(Dollars in thousands)
Commercial and industrial	$—	$—	$—	$—	$303	$303
Commercial real estate	—	—	—	—	—	—
SBA, B&I and FSA	—	—	—	—	16	16
Total	$—	$—	$—	$—	$319	$319

	September 30, 2025
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Total
	(Dollars in thousands)
Commercial and industrial	$—	$—	$—	$—	$46	$46
Commercial real estate	—	—	—	—	1,472	1,472
SBA, B&I and FSA	—	—	—	—	421	421
Total	$—	$—	$—	$—	$1,939	$1,939
Individual Evaluation of Loans
In accordance with ASC 326, we will evaluate individual loans for expected credit losses when those loans no longer share similar risk characteristics with other loans in the portfolio. A specific ACL for such loans is determined through individual analysis. Methods of individual evaluation and determination of specific reserves permitted by our policy include the collateral value method, the cash flow method and the loan pricing method.
Residential Real Estate Loans in Process of Foreclosure
At September 30, 2026, and December 31, 2025, there were no consumer mortgage loans collateralized by residential real estate property that were in process of foreclosure.

WEST COAST COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Allowance for Credit Losses
The following tables present the activity in the ACL by portfolio segment for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
	Commercial and Industrial	Commercial Real Estate	Land and Construction	SBA, B&I and FSA	Consumer	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$7,796	$18,111	$6,525	$2,034	$480	$173	$35,119
Provision (reversal)	465	124	1,081	(1,140)	(82)	(173)	275
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	1,214	—	—	1,214
Ending balance	$8,261	$18,235	$7,606	$2,108	$398	$—	$36,608

	Nine Months Ended September 30, 2026
	Commercial and Industrial	Commercial Real Estate	Land and Construction	SBA, B&I and FSA	Consumer	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$7,221	$15,314	$13,596	$1,570	$472	$—	$38,173
Provision (reversal)	769	2,921	(2,820)	734	(71)	—	1,533
Charge-offs	(40)	—	(3,170)	(1,410)	(4)	—	(4,624)
Recoveries	311	—	—	1,214	1	—	1,526
Ending balance	$8,261	$18,235	$7,606	$2,108	$398	$—	$36,608

	Three Months Ended September 30, 2025
	Commercial and Industrial	Commercial Real Estate	Land and Construction	SBA, B&I and FSA	Consumer	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$5,691	$15,188	$11,434	$738	$405	$95	$33,551
Provision (reversal)	615	536	1,646	723	114	(94)	3,540
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Ending balance	$6,306	$15,724	$13,080	$1,461	$519	$1	$37,091

	Nine Months Ended September 30, 2025
	Commercial and Industrial	Commercial Real Estate	Land and Construction	SBA, B&I and FSA	Consumer	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$5,540	$15,686	$9,108	$839	$460	$(11)	$31,622
Provision (reversal)	771	38	3,972	586	63	12	5,442
Charge-offs	(5)	—	—	(2)	(5)	—	(12)
Recoveries	—	—	—	38	1	—	39
Ending balance	$6,306	$15,724	$13,080	$1,461	$519	$1	$37,091

WEST COAST COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents gross charge-offs recorded during the nine months ended September 30, 2026, and for the year ended December 31, 2025, by year of origination:

	Nine Months Ended September 30, 2026
	2026	2025	2024	2023	2022	Prior Periods	Revolving	Total
	(Dollars in thousands)
Commercial and industrial	$—	$—	$40	$—	$—	$—	$—	$40
Commercial real estate	—	—	—	—	—	—	—	—
Land and construction	—	—	—	—	—	3,170	—	3,170
SBA, B&I and FSA	—	—	1,312	—	50	48	—	1,410
Consumer	—	—	—	—	—	4	—	4
Total	$—	$—	$1,352	$—	$50	$3,222	$—	$4,624

	Twelve Months Ended December 31, 2025
	2025	2024	2023	2022	2021	Prior Periods	Revolving	Total
	(Dollars in thousands)
Commercial and industrial	$—	$—	$—	$—	$—	$—	$120	$120
Commercial real estate	—	—	237	—	—	—	—	237
Land and construction	—	—	—	—	17	—	—	17
SBA, B&I and FSA	—	—	—	—	—	2	—	2
Consumer	—	—	—	—	—	—	5	5
Total	$—	$—	$237	$—	$17	$2	$125	$381
Allowance for Credit Losses – Unfunded Loan Commitments
The following table summarizes the changes in the allowance for unfunded loan commitments for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Beginning balance	$2,865	$2,283	$2,968	$2,183
(Reversal of) provision for credit losses on unfunded loan commitments	(268)	(50)	(371)	50
Ending balance	$2,597	$2,233	$2,597	$2,233
Unfunded loan commitments totaled approximately $673.8 million and $704.4 million at September 30, 2026, and December 31, 2025, respectively.
Note 6 – Fair Value
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We group our assets and liabilities measured at fair value into three levels based on the fair value hierarchy described in ASC 820 – Fair Value Measurement. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
The three levels of the fair value hierarchy are described below:
Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2 – Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data.

WEST COAST COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Level 3 – Significant unobservable inputs that reflect a company’s own assumptions in pricing an asset or liability. Valuations are supported by minimal or no market activity for comparable assets or liabilities.
We use the following methods and significant assumptions to estimate fair value:
Investment Securities. The fair values of investment securities classified as available for sale and held to maturity are based on quoted market prices, if available (Level 1) at the reporting date. For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2), using matrix pricing. Matrix pricing is a mathematical technique commonly used to price investment securities that are not actively traded and values investment securities without relying exclusively on quoted prices for the specific securities but rather relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows based on unobservable inputs or assumptions (Level 3).
Loans. The fair value of loans is determined as the present value of expected future cash flows discounted at the rate that represents current market rates for new origination of comparable loans and includes adjustments for interest rate, credit, equity return, servicing and liquidity risk factors, resulting in a Level 3 classification. Loans are grouped according to similar characteristics such as loan type, risk classification, past due status, fixed or variable terms, repricing frequency, amortization and terms. The estimated fair values of financial instruments disclosed below follow the guidance in ASC 820 – Fair Value Measurement, which prescribes an “exit price” approach in estimating and disclosing fair value of financial instruments.
Assets Measured at Fair Value on a Recurring Basis
Our assets measured at fair value on a recurring basis as of September 30, 2026, and December 31, 2025 are summarized in the tables below:

	Fair Value Measurements at September 30, 2026 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Level 1	Level 2	Level 3
Securities available for sale:	(Dollars in thousands)
U.S. Treasury bonds	$—	$96,600	$—	$96,600
U.S. government-sponsored agencies	—	2,799	—	2,799
SBA-backed securities	—	4,463	—	4,463
Government-guaranteed MBS	—	148,126	—	148,126
Government-guaranteed CMO	—	45,340	—	45,340
Private label CMO	—	6,669	—	6,669
Obligations of state and political subdivision	—	57,286	—	57,286
Asset-backed securities	—	1,219	—	1,219
Corporate bonds	—	9,015	—	9,015
Total securities available for sale	$—	$371,517	$—	$371,517

WEST COAST COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Fair Value Measurements at December 31, 2025 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Level 1	Level 2	Level 3
Securities available for sale:	(Dollars in thousands)
U.S. Treasury bonds	$—	$83,366	$—	$83,366
U.S. government-sponsored agencies	—	3,016	—	3,016
SBA-backed securities	—	6,243	—	6,243
Government-guaranteed MBS	—	133,556	—	133,556
Government-guaranteed CMO	—	54,188	—	54,188
Private label CMO	—	8,659	—	8,659
Obligations of state and political subdivision	—	77,872	—	77,872
Asset-backed securities	—	2,160	—	2,160
Corporate bonds	—	14,948	600	15,548
Total securities available for sale	$—	$384,008	$600	$384,608
One of our securities acquired through the merger with 1st Capital Bancorp was classified as Level 3 because of the lack of an active market for such securities. The table below presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2026 and 2025:

	Corporate Bonds
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Beginning balance of recurring Level 3 assets	$—	$600	$600	$600
Sale of assets	—	—	(600)	—
Ending balance of recurring Level 3 assets	$—	$600	$—	$600
There were no transfers between Level 1, Level 2 and Level 3 during the three and nine months ended September 30, 2026.
Assets Measured at Fair Value on a Non-Recurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring basis. These may include assets that are measured at the lower of cost or fair value such as with individually evaluated collateral dependent loans and other real estate owned assets. The fair value for individually evaluated collateral dependent loans is measured based on the underlying collateral, which may consist of real estate properties, land, or various other assets. The fair value of individually evaluated collateral dependent loans is determined using Level 3 assumptions, and is reflective of loans for which a specific reserve has been established or where the loan has been written-down to the fair value of the underlying collateral. Generally, the Company obtains third-party appraisals to determine fair value. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments may be made in the appraisal process by third-party appraisers. In determining the net realizable value of the underlying collateral, the Company then discounts the valuation of the collateral to adjust for estimated selling costs that the Company expects would be incurred in the event of foreclosure.
The fair value of other real estate owned assets is determined using Level 3 assumptions. Other real estate owned assets are recorded at fair value, less estimated costs to sell. At the date of transfer of a loan to other real estate owned status, the amount by which the loan’s carrying value exceeds the fair value of the underlying collateral, less estimated costs to sell, is recorded as a charge-off in the allowance for credit losses. As with individually evaluated collateral dependent loans, the Company obtains third-party appraisals which utilize a single valuation approach or a combination of approaches including comparable sales and the income

WEST COAST COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
approach to determine the fair value of other real estate owned assets. The Company discounts the valuation to adjust for estimated selling costs.
Our assets measured at fair value on a non-recurring basis as of September 30, 2026, and December 31, 2025 are summarized below:

	Fair Value Measurements at September 30, 2026 Using:
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in thousands)
Financial Assets:
Collateral dependent loans	$—	$—	$11,066	$11,066
Other real estate owned	—	—	6,874	6,874

	Fair Value Measurements at December 31, 2025 Using:
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in thousands)
Financial Assets:
Collateral dependent loans	$—	$—	$9,359	$9,359
Other real estate owned	—	—	267	267
For collateral dependent loans measured at fair value as of September 30, 2026 unobservable inputs consisted of estimates to sell underlying collateral of 10%, as well as a discount of 20% applied to an appraisal associated with the underlying collateral for one lending relationship. At December 31, 2025, unobservable inputs consisted of estimates for the cost to sell underlying collateral which ranged from 10% to 20%, with a weighted average of approximately 11%.
For other real estate owned measured at fair value as of September 30, 2026, and December 31, 2025, unobservable inputs consisted of estimates for the cost to sell the property of 8%. The fair value of other real estate owned at September 30, 2026 also includes unobservable inputs related to estimated environmental remediation costs of approximately 7%.
Fair Value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments not carried at fair value, at September 30, 2026, and December 31, 2025, are summarized in the tables below. Financial instruments specifically excluded from this disclosure requirement such as bank-owned life insurance policies, lease obligations and non-maturity deposit liabilities are not included below:

	Fair Value Measurements at September 30, 2026 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$116,929	$116,929	$—	$—	$116,929
Interest-earning deposits in other financial institutions	100	—	100	—	100
Investment securities held to maturity	6,365	—	805	4,807	5,612
Loans, net of allowance	2,300,390	—	—	2,255,405	2,255,405
Accrued interest receivable	11,328	—	1,686	9,642	11,328
Financial Liabilities:
Time deposits	$132,547	$—	$132,123	$—	$132,123
Accrued interest payable	743	182	561	—	743

WEST COAST COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Fair Value Measurements at December 31, 2025 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$190,678	$190,678	$—	$—	$190,678
Interest-earning deposits in other financial institutions	104	—	104	—	104
Investment securities held to maturity	6,544	—	921	5,336	6,257
Loans, net of allowance	2,134,291	—	—	2,127,766	2,127,766
Accrued interest receivable	11,069	—	1,965	9,104	11,069
Financial Liabilities:
Time deposits	$148,820	$—	$148,268	$—	$148,268
Subordinated debentures	7,790	—	—	9,248	9,248
Accrued interest payable	738	201	537	—	738
Management monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period.
Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings.

Note 7 – Goodwill and Other Intangible Assets
Goodwill
Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill. Goodwill represents the excess of the fair value of consideration paid over the fair value of the net assets acquired in a business combination accounted for under the acquisition method of accounting. The Company’s goodwill assets are attributable to business combinations with 1st Capital Bancorp in 2024 and Lighthouse Bank in 2019. The value of goodwill is dependent on our ability to generate net earnings after the acquisition and is not deductible for tax purposes.
Impairment for goodwill exists when a reporting unit’s carrying value exceeds its fair value. The Company’s policy is to assess goodwill for impairment on an annual basis during the fourth quarter of each year, and more frequently if events or circumstances lead management to believe the value of goodwill may be impaired. There were no changes in carrying value of goodwill during the nine months ended September 30, 2026. At September 30, 2026, and December 31, 2025, the carrying value of goodwill was $40.1 million.
Other Intangible Assets
Other intangible assets at September 30, 2026, and December 31, 2025, consist of core deposit intangibles (“CDI”) attributed to core deposit relationships acquired in the acquisitions of 1st Capital Bancorp in 2024 of $27.7 million and Lighthouse Bank in 2019 of $3.7 million. CDI assets are being amortized over the projected useful lives of the related core deposits using dollar weighted deposit runoff on an annualized basis. CDI associated with the acquisition of 1st Capital Bancorp is being amortized over 13 years and CDI associated with the acquisition of Lighthouse Bank is being amortized over 10 years. At September 30, 2026, CDI associated with the acquisition of 1st Capital Bancorp is expected to be amortized over a remaining period of 11 years and CDI associated with the acquisition of Lighthouse Bank is expected to be amortized over a remaining period of 3 years.

WEST COAST COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The carrying value of other intangible assets, net of accumulated amortization at September 30, 2026, and December 31, 2025, was $20.9 million and $23.9 million, respectively, as shown in the following table:

	September 30, 2026		December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Other acquired intangible assets:
Core deposit intangibles	$31,407	$10,508	$31,407	$7,549
Note 8 – Leases
The Company enters into leases in the normal course of business primarily for branches, back-office operations and loan production offices. As of September 30, 2026, all of the Company’s leases were classified as operating leases and have remaining terms ranging from one to ten years, some of which include renewal options to extend the lease for up to five years. The weighted average lease term at September 30, 2026, is 7.13 years, and the weighted average discount rate used in the determination of lease liabilities is 3.85%. Our leases do not include residual value guarantees or covenants. Some leases may include a free rent period or have net operating costs associated with them.
Leases are classified as operating or finance leases at the lease commencement date. Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make future lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of future contractual required minimum lease payments over the lease term. Adjustments to the required minimum future lease payments that are variable and will not be determinable until a future period are immaterial and not included in the determination of the right of use assets and lease liabilities.
Lease extension options are included in the lease term when determining lease liabilities and right-of-use assets, when the Company believes it has an economic incentive to exercise the option. We have elected the practical expedient under ASC 842 – Leases to not recognize leases with original lease terms of 12 months or less (short-term leases) on our balance sheet.
We use the incremental borrowing rate at lease commencement to calculate the present value of lease payments when the rate implicit in a lease is not known. Our incremental borrowing rate is based on the FHLB amortizing advance rate, adjusted for the lease term and other factors.
Right-of-use assets are included in accrued interest receivable and other assets in the consolidated balance sheets. Lease liabilities are included in accrued interest payable and other liabilities in the consolidated balance sheets.
The following summarizes right-of-use assets and lease liabilities as of September 30, 2026, and December 31, 2025:

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
Right-of-use assets:
Operating leases	$8,132	$4,727
Lease liabilities:
Operating leases	$8,616	$5,009

WEST COAST COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following summarizes the components of total lease cost for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025
	(Dollars in thousands)
Operating lease cost	$411	$336
Short-term lease cost	19	—
Total lease cost, net	$430	$336

	Nine Months Ended September 30,
	2026	2025
	(Dollars in thousands)
Operating lease cost	$1,195	$1,118
Short-term lease cost	59	—
Total lease cost, net	$1,254	$1,118
The following summarizes future undiscounted lease payments for operating leases with initial terms of one year or more as of September 30, 2026:

Operating Leases
(Dollars in thousands)
2026	$372
2027	1,456
2028	1,284
2029	1,382
2030	1,329
Thereafter	4,171
Total undiscounted lease payments	9,994
Less: imputed interest	1,378
Net lease liabilities	$8,616
During the nine months ended September 30, 2026 and 2025, cash paid for amounts included in the measurement of the Company’s operating lease liabilities was approximately $949 thousand and $996 thousand, respectively.
Note 9 – Subordinated Debentures
As part of the Company’s acquisition of 1st Capital Bancorp on October 1, 2024, the Company assumed $15.0 million par value of 4.00% fixed-to-floating rate subordinated debentures. The acquisition date fair value of the debentures was approximately $11.5 million and the resulting fair value discount was accreted over the remaining life of the subordinated debentures as an adjustment to interest expense.
In 2025, we partially redeemed $5.3 million in subordinated debentures and recorded accelerated accretion of $1.0 million, which was included in interest expense. At December 31, 2025, the carrying value of these debentures was $7.8 million, net of unaccreted discounts of $1.9 million.
In June 2026, we redeemed the remaining outstanding subordinated debentures and recorded accelerated accretion of $1.8 million, which was included in interest expense. As of September 30, 2026, no subordinated debentures remain outstanding.

WEST COAST COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 10 – Earnings Per Share
The following table provides the components used in the basic and diluted earnings per share (“EPS”) computation for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025
	(Dollars in thousands, except per share data)
Basic EPS:
Net income	$16,740	$12,061
Weighted average common shares outstanding	10,380,906	10,489,496
Basic EPS	$1.61	$1.15
Diluted EPS:
Net income	$16,740	$12,061
Weighted average common shares outstanding	10,380,906	10,489,496
Add: Dilutive effects of stock-based compensation	161,192	112,198
Weighted average diluted common shares	10,542,098	10,601,694
Diluted EPS	$1.59	$1.14

	Nine Months Ended September 30,
	2026	2025
	(Dollars in thousands, except per share data)
Basic EPS:
Net income	$43,888	$36,657
Weighted average common shares outstanding	10,369,257	10,505,896
Basic EPS	$4.23	$3.49
Diluted EPS:
Net income	$43,888	$36,657
Weighted average common shares outstanding	10,369,257	10,505,896
Add: Dilutive effects of stock-based compensation	143,756	111,877
Weighted average diluted common shares	10,513,013	10,617,773
Diluted EPS	$4.17	$3.45
For the three and nine months ended September 30, 2026 and 2025, there were no stock options deemed to be antidilutive in the determination of diluted EPS.
Note 11 – Income Taxes
Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. The effective tax rate for each year differs from the federal statutory rate primarily due to the impact of state taxes as well as the mix and amount of various permanent tax differences, including tax-exempt income from municipal securities, loans and bank-owned life insurance policies, tax benefits associated with low-income housing tax credit investments, stock-based compensation, and income tax credits, among others. For additional discussion please also refer to Note 1 – Description of Business and Summary of Significant Accounting Policies and Note 13 – Income Taxes to our audited consolidated financial statements included in the Company’s 2026 Form 10.
For the three months ended September 30, 2026 and 2025, the Company recorded a provision for income taxes of $5.4 million, and $4.9 million, respectively. The effective tax rate was 24.43% and 28.79% for the three months ended September 30, 2026 and 2025, respectively. The provision for income taxes for the nine months ended September 30, 2026 and 2025 was $16.3 million, and $14.9 million, respectively. The effective tax rate was 27.10% and 28.88% for the nine months ended September 30, 2026 and 2025, respectively.
During the three months ended September 30, 2026, the Company purchased at a discount $16.0 million of transferable renewable energy tax credits under the Inflation Reduction Act of 2022, which is included in accrued interest receivable and other assets of the consolidated balance sheets. In connection with the purchase of these credits, the Company recorded a benefit to income tax expense of $920 thousand during the three months ended September 30, 2026.

WEST COAST COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 12 – Low Income Housing Tax Credit Investments
The Company has investments in the equity of certain limited partnerships that are associated with qualified affordable housing projects and that generate low-income housing tax credits (“LIHTC”) and other tax benefits for the Company, also referred to as LIHTC investments. The Company accounts for these investments using the proportional amortization method, if certain criteria are met. The carrying value of these investments was $653 thousand and $797 thousand at September 30, 2026, and December 31, 2025, respectively, and is included in accrued interest receivable and other assets of the consolidated balance sheets.
As of September 30, 2026, estimated unfunded commitments associated with the Company’s LIHTC investments expected to be paid in future periods totaled approximately $84 thousand.
The following table summarizes income tax credits and other income tax benefits, as well as amortization expense associated with the application of the proportional amortization method for the Company’s LIHTC investments for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025
	(Dollars in thousands)
Tax credits and other income tax benefits	$96	$85
Amortization of investments	49	50

	Nine Months Ended September 30,
	2026	2025
	(Dollars in thousands)
Tax credits and other income tax benefits	$287	$170
Amortization of investments	144	100
The impact of tax credits and other income tax benefits, together with the amortization of LIHTC investments, are reflected in income tax expense in the consolidated statements of income for the three and nine months ended September 30, 2026 and 2025. No impairment losses were recorded for LIHTC investments during 2026 or 2025.
Note 13 – Segment Reporting
The Company has one operating segment and one reportable operating segment, which is banking, and manages its business activities on a consolidated basis. The measure of profit and loss for the Company’s single operating and reportable segment is net income, as shown on the consolidated statements of income.
The banking segment derives its revenue through the Bank, which provides a full range of commercial and personal banking products and services to small and medium-sized businesses and consumers in the markets we serve. As of September 30, 2026, we operate ten full-service branch locations in Santa Cruz County, Monterey County, San Luis Obispo County and Santa Clara County. Our banking operations are similar in nature and comprise substantially all of our business activities and largely consist of making commercial, commercial real estate, SBA, USDA, agriculture, construction, multifamily, single family home equity loans, asset-backed loans, and consumer loans, as well as accepting deposits and offering other complementary banking services. Revenues generated from our banking operations largely consist of interest income on loans and investment securities, net of interest paid on deposits and borrowed funds, as well as fee income generated from the various banking services we offer our clients. The Company’s business activities are collectively managed and monitored by the chief operating decision maker (the “CODM”) in assessing performance and making decisions about the allocation of resources. The CODM is the Company’s Chairman and Chief Executive Officer.
The CODM regularly monitors the performance of the Company through the use of internally derived reporting packages. These internal reporting packages contain the measure of profit/loss, which is net income, for our single operating and reportable segment. The CODM uses such information to assess the performance of the Company and make decisions concerning resource allocations, including those that impact revenues and

WEST COAST COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
expenses associated with the various aspects of the Company’s business that support our clients, generate revenues, and are associated with the overall administration of the Company’s operations.
Please refer to the consolidated statements of income for information concerning revenues, expenses, and the measure of segment profit and loss, which is net income. The consolidated statements of income also provide the categories of significant expenses regularly provided to the CODM. In addition, segment assets for the Company’s single operating and reportable segment are total assets, and are reported in the consolidated balance sheets.
Note 14 – Subsequent Events
On October 19, 2026, the Bancorp Board of Directors declared a quarterly cash dividend of $0.29 per common share for shareholders of record at the close of business on November 2, 2026, which was paid on November 6, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in the Company’s Registration Statement on Form 10 (File No. 001-43470), filed with the SEC on August 31, 2026, and declared effective on September 15, 2026 (the “2026 Form 10”), as well as the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate trends in operations or results of operations for any future periods. The results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results expected for the year ending December 31, 2026. Bancorp is a bank holding company that conducts all of its material business operations through the Bank. As a result, the discussion and analysis below primarily relate to activities conducted at the Bank level.
Forward-Looking Statements
This Form 10-Q contains statements that we believe are, or may be considered to be, “forward-looking statements.” Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations or assumptions regarding the future of the business, future plans and strategies, operational results and other future conditions of the Company. All statements other than statements of historical fact included in this Form 10-Q may constitute forward-looking statements, including statements regarding the prospects of our industry or our prospects, plans, expected operating results, financial position or business strategy. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “plan,” “expect,” “look forward to,” “budget,” “scheduled,” “estimate,” “forecast,” “continue,” “intend,” “potential,” “anticipate,” “believe,” “should,” “may,” “could,” “would,” “might,” “seek,” “will,” “be taken,” “occur,” “be achieved,” or the negative of these terms or variations of them or similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements.
Risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, as applicable, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking information and statements include, but are not limited to:
•changes in the U.S. economy, including an economic slowdown, inflation, deflation, employment levels, rate of growth, and general business conditions;
•risks related to the concentration of our business in California, including risks associated with any downturn in the real estate sector;
•changes in market interest rates that affect the pricing of our loans and deposits, our net interest income, and our borrowers’ ability to repay loans;
•the soundness of other financial institutions and the impacts related to or resulting from bank failures and other economic and industry volatility, including increased regulatory requirements and costs and potential impacts to macroeconomic conditions;
•the impact of recent and future legislative and regulatory changes, including changes in banking, securities, and tax laws and regulations and their application by our regulators, and economic stimulus programs;
•the effects of increased competition from a wide variety of local, regional, national, and other providers of financial services;
•risks related to any future acquisitions, including transaction expenses, the potential distraction of management resources and the possibility that we will not realize anticipated benefits from any future acquisitions or the acquisition of 1st Capital Bancorp, including the ability to achieve intended synergies following the acquisition of 1st Capital Bancorp;
•the risks associated with our loan portfolios, and specifically with our commercial real estate loans;

•our ability to maintain adequate liquidity and to maintain capital necessary to fund our growth strategy and operations and to satisfy minimum regulatory capital levels;
•risks related to our strategic focus on lending to small to medium-sized businesses;
•the sufficiency of the assumptions and estimates we make in establishing reserves for potential credit losses and the value of loan collateral and securities;
•our level of nonperforming assets and the costs associated with resolving problem loans, if any, and complying with government-imposed foreclosure moratoriums;
•our ability to comply with various governmental and regulatory requirements applicable to financial institutions, including supervisory actions by federal and state banking agencies;
•governmental monetary and fiscal policies, including the policies of the Federal Reserve;
•risks associated with unauthorized access, cybersecurity breaches, cyber-crime, and other threats and disruptions to data security;
•our ability to implement, maintain, and improve effective risk management framework, disclosure controls and procedures, and internal controls over financial reporting;
•our ability to adopt and successfully integrate new initiatives or technologies into our business in a strategic manner;
•our ability to attract and retain executive officers and key employees and their client and community relationships;
•the impact of any future U.S. federal government shutdown and uncertainty regarding the U.S. federal government’s debt limit and credit rating;
•the occurrence or impact of climate change or natural or man-made disasters or calamities, such as wildfires, droughts, landslides, floods, tsunami and earthquakes, and particularly in California;
•changes in and impact of local, regional, and global business, economic, and political conditions and geopolitical events, such as pandemics, civil unrest, wars, and acts of terrorism; and
•the factors and risks described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Item 2. Financial Information” of the Company’s 2026 Form 10 and other reports as filed with the SEC.
The foregoing factors should not be considered exhaustive and should be read together with other cautionary statements that are included in this Form 10-Q. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect the Company. If one or more of the factors affecting the Company’s forward-looking information and statements proves incorrect, then the Company’s actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Form 10-Q. Therefore, we caution you not to place undue reliance on any forward-looking statements contained in this Form 10-Q, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. We qualify all our forward-looking statements by these cautionary statements.
Overview
West Coast Community Bancorp is a bank holding company headquartered in Santa Cruz, California that operates through its sole and wholly owned subsidiary, West Coast Community Bank, a California state-chartered bank. Substantially all of our business activities are conducted through the Bank. The Bank operates 10 branches across the California Central Coast, which we define as the counties of Santa Cruz, Monterey, Santa Clara, and San Luis Obispo, and primarily serves small- to medium-sized businesses, which we generally define as businesses with annual revenues of $100 million or less, service professionals and individuals.

We offer a full complement of lending products, including commercial lines of credit and term loans, land and property development financing, commercial real estate term and asset-based loans, agricultural and farmland loans, including loans under the USDA program and small business loans guaranteed by the SBA, including 7(a) and 504 loans.
We also offer a full complement of deposit products, including demand deposit accounts, regular savings accounts, IRAs, HSAs, money market accounts and CDs, as well as fully insured deposit products offered through a reciprocal network. We provide treasury management services including electronic bill payment, a full range of mobile banking deposit services, including business mobile banking for on-the-go treasury functions, wire transfers, direct deposits, lockbox and automatic transfers, and remote deposit to electronically capture deposits from business locations. We also provide fraud prevention and card controls, enhancing security and convenience for clients. Our services also include other convenience-related services such as banking by appointment, online banking services, access to a national ATM network and banking by mail to better serve our customers.
Net interest income is the most significant contributor to our net income and is the difference between the interest and fees earned on interest-earning assets and the interest expense incurred in connection with interest-bearing liabilities. Net interest income is primarily a function of the average balances and yields of these interest-earning assets and interest-bearing liabilities. These factors are influenced by internal considerations such as product mix and risk appetite as well as external influences such as economic conditions, competition for loans and deposits, and market interest rates.
The cost of our deposits and short-term borrowings is primarily based on short-term interest rates, which are largely driven by the Federal Reserve’s actions and market competition. The yields generated by our loans and securities are typically affected by both short-term (often impacted by the Federal Reserve’s actions) and long-term interest rates, which can be driven by market expectations of future inflation, and other market dynamics. The level of net interest income is influenced by movements in such interest rates and the pace at which such movements occur.
The Company’s results of operations are also affected by prevailing economic conditions, competition, acquisitions, government policies, and other actions of regulatory agencies.
On October 1, 2024, Bancorp acquired 100% of the outstanding common shares of 1st Capital Bancorp, the parent company for 1st Capital Bank. With the acquisition, the Company has expanded its geographic footprint and client base. The Company’s results of operations for the three and nine months ended September 30, 2026 and 2025 include the operating results of 1st Capital Bancorp. We may also refer to the acquisition of 1st Capital Bancorp herein as “the Merger.”
Critical Accounting Estimates
We have established various accounting policies that govern the application of GAAP in the preparation of the Company’s consolidated financial statements. Certain policies require management to apply estimates and assumptions made in accordance with GAAP and involve a significant level of estimation and uncertainty, and have had or are reasonably likely to have a material effect on the carrying amounts of assets and liabilities or on the Company’s results of operations; management considers these to be critical accounting policies. The estimates and assumptions management uses are based on information available at the time, including historical experience and other factors deemed reasonable under the circumstances. Actual results may differ from those estimates, and changes in assumptions could materially affect the Company’s financial position or results of operations in future periods.
The Company’s critical accounting policies consist of the allowance for credit losses (“ACL”) on loans and off-balance sheet loan commitments as well as acquisition accounting. Please see Item 2. Financial Information – Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s 2026 Form 10, for additional discussion concerning our critical accounting policies. Also, our significant accounting policies are described in Note 1 – Summary of Significant Accounting Policies to our audited consolidated financial statements, included in the Company’s 2026 Form 10.
Pursuant to the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), as an emerging growth company, we can elect to opt out of the extended transition period for adopting any new or revised accounting standards. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we may adopt the standard on the application date for private companies.
We have elected to take advantage of the scaled disclosures and other relief under the JOBS Act, and we may take advantage of some or all of the reduced regulatory and reporting requirements that will be available to us under the JOBS Act, so long as we qualify as an emerging growth company.
Non-GAAP Financial Measures
Some of the financial measures discussed herein are non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position, or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP.
Taxable equivalent net interest income is derived by adding the tax-equivalent benefit from tax-exempt interest-earning loans and tax-exempt investment securities to total interest income and then subtracting total interest expense. The tax-equivalent benefit is derived using the federal statutory income tax rate of 21%. Taxable equivalent net interest margin is derived by dividing taxable equivalent net interest income by total interest-earning assets for the relevant period. Management considers the use of these measures to be beneficial as they allow for comparability of yields on taxable and tax-exempt assets. We believe disclosure of these measures is also consistent with standard practice within the banking industry.
Return on average tangible equity is derived by adding to GAAP net income the amortization of core deposit intangibles (less the related tax effect), and then dividing the resulting amount by average tangible equity for the period. Average tangible equity is determined by subtracting from average total shareholders’ equity the average balance of intangible assets during the period, which were core deposit intangible assets and goodwill. We believe that disclosure of return on average tangible equity is beneficial as it provides an understanding of the operating results of our core business.
These are non‑GAAP financial measures that we believe provide helpful additional information for management and investors, beyond what is shown in our GAAP financial statements. However, non‑GAAP measures have limitations. They should not be considered a substitute for GAAP results and may not be comparable to similar measures used by other banking companies. Other banks may use the same or similar names for non‑GAAP measures but calculate them differently. As a result, caution should be used when comparing the Company’s non‑GAAP measures with those of other companies.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Total Interest Income (taxable equivalent):
Total interest income on loans	$40,568	$38,334	$116,235	$112,288
Add: taxable equivalent adjustment on loans	91	22	188	66
Total interest income on loans (taxable equivalent)	$40,659	$38,356	$116,423	$112,354

Total interest income on investment securities	$3,708	$3,263	$10,510	$9,473
Add: taxable equivalent adjustment on investment securities	89	111	292	346
Total interest income on investment securities (taxable equivalent)	$3,797	$3,374	$10,802	$9,819

Total interest income on interest-earning cash	1,386	1,284	3,646	1,734
Total interest income (taxable equivalent)	$45,842	$43,014	$130,871	$123,907

Net Interest Income (taxable equivalent):
Net interest income	$37,110	$34,634	$104,330	$99,786
Add: taxable equivalent adjustment	180	133	480	412
Net interest income (taxable equivalent)	$37,290	$34,767	$104,810	$100,198

Average loans	$2,300,973	$2,109,593	$2,237,480	$2,096,800
Average investment securities	$394,507	$385,235	$388,635	$381,978
Average interest-earning assets	$2,844,497	$2,610,884	$2,758,966	$2,531,698

Yield on loans	6.99%	7.21%	6.95%	7.16%
Yield on loans (taxable equivalent)	7.01%	7.21%	6.96%	7.16%

Yield on investments	3.73%	3.36%	3.62%	3.32%
Yield on investments (taxable equivalent)	3.82%	3.47%	3.72%	3.44%

Yield on interest-earning assets	6.37%	6.52%	6.32%	6.52%
Yield on interest-earning assets (taxable equivalent)	6.39%	6.54%	6.34%	6.54%

Net interest margin	5.18%	5.26%	5.06%	5.27%
Net interest margin (taxable equivalent)	5.20%	5.28%	5.08%	5.29%

Return on Average Tangible Equity:
Net income	$16,740	$12,061	$43,888	$36,657
Add: amortization of intangible assets	986	1,068	2,959	3,202
Less: tax adjustment (1)	(291)	(316)	(875)	(947)
Net income, adjusted for amortization of intangibles	$17,435	$12,813	$45,972	$38,912

Average shareholders’ equity	$404,098	$363,685	$395,289	$352,907
Less: average intangible assets	(61,585)	(65,592)	(62,568)	(66,651)
Average tangible shareholders’ equity	$342,513	$298,093	$332,721	$286,256

Return on average equity	16.44%	13.16%	14.84%	13.89%
Return on average tangible equity	20.20%	17.05%	18.47%	18.17%

(1) Adjusted by combined statutory federal income tax rate of 21 percent and statutory state income tax rate of 10.84 percent.

Selected Financial Highlights
The following table summarizes historical financial information for each of the periods indicated and should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and with the accompanying unaudited consolidated financial statements and related notes. Historical results may not necessarily indicate future performance.

	As of or for the Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands, except per share data)
Selected Operating Data:
Net interest income	$37,110	$34,634	$104,330	$99,786
Provision for credit losses	$7	$3,490	$1,162	$5,492
Total noninterest income	$1,303	$1,285	$5,189	$3,683
Total noninterest expense	$16,254	$15,491	$48,158	$46,436
Net income	$16,740	$12,061	$43,888	$36,657
Share and Per Share Data:
Basic EPS	$1.61	$1.15	$4.23	$3.49
Diluted EPS	$1.59	$1.14	$4.17	$3.45
Dividends declared per share	$0.25	$0.21	$0.72	$0.60
Total shares of common stock outstanding	10,524,552	10,537,167
Performance Ratios:
Return on average assets	2.21%	1.73%	2.01%	1.82%
Return on average equity	16.44%	13.16%	14.84%	13.89%
Return on average tangible equity (1)	20.20%	17.05%	18.47%	18.17%
Net interest margin	5.18%	5.26%	5.06%	5.27%
Taxable-equivalent net interest margin (1)	5.20%	5.28%	5.08%	5.29%
Efficiency ratio	42.31%	43.13%	43.97%	44.88%
Selected Balance Sheet Data:
Total assets	$2,983,584	$2,838,171
Loans held for investment	$2,336,998	$2,127,178
Total deposits	$2,555,185	$2,436,097
Total shareholders’ equity	$402,590	$368,496
Loans held for investment to deposit ratio	91.46%	87.32%
Capital Ratios: (2)
Tier 1 leverage	12.07%	11.37%
Common equity tier 1 risk-based capital	13.33%	12.93%
Tier 1 risk-based capital	13.33%	12.93%
Total risk-based capital	14.59%	14.65%
Asset Quality Metrics:
Allowance for credit losses to loans held for investment (3)	1.57%	1.74%
Net (recoveries) charge-offs to average loans (4)	(0.05)%	—%	0.14%	—%
Nonaccrual loans to loans held for investment	0.51%	0.67%
(1)Return on average tangible equity and taxable equivalent net interest margin are non-GAAP financial measures. See section titled “Non-GAAP Financial Measures” for more information.
(2)Capital ratios are for West Coast Community Bancorp. See section titled “Capital Requirements” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.
(3)Calculated by dividing the allowance for credit losses at the end of the period by total loans held for investment, which are net of deferred fees and costs, at the end of the period.
(4)Calculated by dividing the total net loan charge-offs during the period by the average gross loans outstanding during the period.

Results of Operations
The following discussion of our results of operations compares the three and nine months ended September 30, 2026, to the three and nine months ended September 30, 2025. The results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026.
Net Income
Net income for the three and nine months ended September 30, 2026, was $16.7 million and $43.9 million, respectively, compared to net income of $12.1 million and $36.7 million, for the three and nine months ended September 30, 2025, respectively, reflecting increases of $4.7 million, or 38.8%, and $7.2 million, or 19.7%, respectively, compared to the same periods in 2025. Diluted EPS for the three and nine months ended September 30, 2026, were $1.59 and $4.17, respectively, compared to $1.14 and $3.45 for the three and nine months ended September 30, 2025, respectively.
Net income and diluted EPS for the three and nine months ended September 30, 2026, increased compared to the same periods in 2025 primarily due to higher net interest income stemming from growth in average interest-earning assets, a reduction in the provision for credit losses on loans, and higher noninterest income during 2026. In addition, net income and diluted EPS for the three and nine months ended September 30, 2026, reflect a $920 thousand income tax benefit recorded in the third quarter of 2026 related to the purchase of $16.0 million of transferable renewable energy tax credits at a discount. The benefit increased diluted EPS by approximately $0.09 during the three and nine months ended September 30, 2026.
Net Interest Income
For the three months ended September 30, 2026, net interest income totaled $37.1 million, reflecting an increase of $2.5 million, or 7.1%, from $34.6 million for the same period in 2025. Taxable-equivalent net interest income, a non-GAAP measure, totaled $37.3 million for the three months ended September 30, 2026, an increase of $2.5 million, or 7.3%, from $34.8 million for the same period in 2025. The year-over-year increase in net interest income was primarily attributable to growth in interest income stemming from overall higher average interest-earning assets, including a $191.4 million increase in average loan balances. Growth in interest income was partially offset by an increase in interest expense largely associated with a $244.5 million year-over-year increase in average money market deposit balances.
The net interest margin was 5.18% for the three months ended September 30, 2026, compared to 5.26% for the same period ended in 2025. The taxable equivalent net interest margin, a non-GAAP financial measure, was 5.20% for the three months ended September 30, 2026, compared to 5.28% for the same period ended in 2025. The year-over-year decrease in the net interest margin and taxable-equivalent net interest margin is largely due to a decline in the taxable-equivalent yield on interest-earning assets to 6.39% from 6.54%, driven largely by a decrease in the taxable-equivalent yield on loans to 7.01% from 7.21%. The year-over-year decrease in loan yields was due in part to a $658 thousand reduction in purchase discount accretion on loans acquired from 1st Capital Bancorp and the absence of elevated prepayment penalties recognized in connection with the early payoff of certain commercial real estate loans during the third quarter of 2025. The decrease in average interest-earning asset yields was partially offset by a year-over-year decline in the cost of funds stemming from a lower overall cost of deposits in 2026, as well as the absence of interest expense associated with higher cost subordinated debentures. In the second quarter of 2026, we redeemed the remaining outstanding balance of these higher-cost debentures scheduled to mature in June 2036 and previously assumed in the merger with 1st Capital Bancorp in 2024 (“subordinated debt redemption”).
For the nine months ended September 30, 2026, net interest income totaled $104.3 million, reflecting an increase of $4.5 million, or 4.6%, when compared to the same period in 2025. Taxable-equivalent net interest income totaled $104.8 million, reflecting an increase of $4.6 million, or 4.6%, when compared to the same period in 2025. The increase in net interest income was primarily attributable to higher interest income stemming from year-over-year growth in average interest-earning assets, including a $140.7 million increase in average loan balances, as well as an increase in average interest-earning cash balances of $79.9 million. The year-over-year increase in interest income was partially offset by higher interest expense on deposits due largely to growth in average money market balances, as well as an increase in interest expense on subordinated debentures which can be attributed to accelerated accretion of $1.8 million associated with the subordinated debt redemption.

The net interest margin was 5.06% for the nine months ended September 30, 2026, compared to 5.27% for the same period in 2025. The taxable-equivalent net interest margin, a non-GAAP financial measure, was 5.08% for the nine months ended September 30, 2026, compared to 5.29% for the same period ended in 2025. The year-over-year decrease in the net interest margin and taxable-equivalent net interest margin was primarily due to lower yields on interest-earning assets, driven by a decrease in the average taxable-equivalent yield on loans to 6.96% from 7.16%, which is largely due to a $2.3 million reduction in purchase discount accretion on a loan acquired from 1st Capital Bancorp. In addition, a slight year-over-year increase in the cost of funds driven by accelerated accretion associated with the subordinated debt redemption also contributed to the decrease in the net interest margin and taxable-equivalent net interest margin. The subordinated debt redemption negatively impacted the net interest margin and taxable-equivalent net interest margin by approximately 9 basis points for the nine months ended September 30, 2026.

Net interest margin, as presented in the tables below, is derived by dividing net interest income by total average earning assets for the period. Taxable-equivalent net interest margin is calculated by dividing taxable equivalent net interest income by total average earning assets for the period. Fluctuations in market interest rates, as well as changes in the volume and composition of interest-earning assets and interest-bearing liabilities, may materially affect both net interest income and net interest margin. Management actively monitors these measures and seeks to optimize net interest income while maintaining an acceptable level of interest rate risk through established asset and liability management policies. Interest rate risk is managed by evaluating the pricing, maturity, and repricing characteristics of all classes of interest-earning assets and interest-bearing liabilities.
The following tables set forth the major components of taxable-equivalent net interest income, which is a non-GAAP measure, and the related yields and rates for the three and nine months ended September 30, 2026 and 2025. Interest income from investment securities and loans has been presented on a taxable-equivalent basis. Please see the section titled Non-GAAP Financial Measures for a reconciliation of taxable-equivalent net interest margin, a non-GAAP financial measure, to net interest margin, the most directly comparable GAAP financial measure, and for additional information concerning GAAP interest income and associated GAAP yields for these components.

	Three Months Ended September 30,
	2026			2025
	Average Balance	Interest Income / Expense	Avg Yield / Cost	Average Balance	Interest Income / Expense	Avg Yield / Cost
	(Dollars in thousands)
Assets:
Interest-earning cash	$149,017	$1,386	3.69%	$116,056	$1,284	4.39%
Investment securities (1)	394,507	3,797	3.82%	385,235	3,374	3.47%
Loans (1) (2)	2,300,973	40,659	7.01%	2,109,593	38,356	7.21%
Total interest-earning assets (1)	2,844,497	45,842	6.39%	2,610,884	43,014	6.54%
Non-interest-earning assets	167,307			161,773
Total assets	$3,011,804			$2,772,657

Liabilities:
Interest-bearing demand deposits	$243,538	606	0.99%	$248,684	665	1.06%
Money market deposits	1,030,064	6,762	2.60%	785,520	5,787	2.92%
Savings deposits	170,096	365	0.85%	181,256	441	0.97%
Time certificates of deposits	136,962	819	2.37%	152,992	1,125	2.92%
Subordinated debt	—	—	—%	11,052	229	8.22%
Total interest-bearing liabilities	1,580,660	8,552	2.15%	1,379,504	8,247	2.37%
Noninterest-bearing deposits	999,936			1,008,555
Noninterest-bearing liabilities	27,110			20,913
Total liabilities	2,607,706			2,408,972

Equity	404,098			363,685
Total liabilities and equity	$3,011,804			$2,772,657

Taxable equivalent net interest income and margin (1)		$37,290	5.20%		$34,767	5.28%
GAAP net interest income and margin		$37,110	5.18%		$34,634	5.26%
Cost of funds (3)			1.31%			1.37%
(1)Interest income on investment securities, interest income on loans, net interest income and net interest margin are presented here on a taxable equivalent basis, using the statutory federal income tax rate of 21 percent, and are non-GAAP financial measures. Please see Non-GAAP Financial Measures for more information.
(2)Average balances on loans include nonaccrual loans, unamortized net deferred loan fees/costs, and unaccreted purchase discount on acquired loans. The amortization of net loan origination fees and accretion of purchase discount on acquired loans are included in interest income on loans.
(3)Cost of funds represents total interest expense divided by the sum of total interest-bearing liabilities and noninterest-bearing deposits, annualized for the period.

	Nine Months Ended September 30,
	2026			2025
	Average Balance	Interest Income / Expense	Avg Yield / Cost	Average Balance	Interest Income / Expense	Avg Yield / Cost
	(Dollars in thousands)
Assets:
Interest-earning cash	$132,851	$3,646	3.67%	$52,920	$1,734	4.38%
Investment securities (1)	388,635	10,802	3.72%	381,978	9,819	3.44%
Loans (1) (2)	2,237,480	116,423	6.96%	2,096,800	112,354	7.16%
Total interest-earning assets (1)	2,758,966	130,871	6.34%	2,531,698	123,907	6.54%
Non-interest-earning assets	162,760			162,157
Total assets	$2,921,726			$2,693,855

Liabilities:
Interest-bearing demand deposits	$247,187	1,750	0.95%	$251,187	1,951	1.04%
Money market deposits	967,283	18,549	2.56%	736,528	15,660	2.84%
Savings deposits	166,115	1,017	0.82%	174,706	1,127	0.86%
Time certificates of deposits	140,819	2,590	2.46%	159,616	3,699	3.10%
Short-term borrowings	—	—	—%	12,317	412	4.47%
Subordinated debt	5,175	2,155	55.68%	11,293	860	10.18%
Total interest-bearing liabilities	1,526,579	26,061	2.28%	1,345,647	23,709	2.36%
Noninterest-bearing deposits	975,278			972,525
Noninterest-bearing liabilities	24,580			22,776
Total liabilities	2,526,437			2,340,948

Equity	395,289			352,907
Total liabilities and equity	$2,921,726			$2,693,855

Taxable equivalent net interest income and margin (1)		$104,810	5.08%		$100,198	5.29%
GAAP net interest income and margin		$104,330	5.06%		$99,786	5.27%
Cost of funds (3)			1.39%			1.37%
(1)Interest income on investment securities, interest income on loans, net interest income and net interest margin are presented here on a taxable equivalent basis, using the statutory federal income tax rate of 21 percent, and are non-GAAP financial measures. Please see Non-GAAP Financial Measures for more information.
(2)Average balances on loans include nonaccrual loans, unamortized net deferred loan fees/costs, and unaccreted purchase discount on acquired loans. The amortization of net loan origination fees and accretion of purchase discount on acquired loans are included in interest income on loans.
(3)Cost of funds represents total interest expense divided by the sum of total interest-bearing liabilities and noninterest-bearing deposits, annualized for the period.
Rate/Volume Analysis
The following table presents the dollar change in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities for the periods indicated, along with the amount of such change attributable to variations in average balances (“volume”) and changes in average interest rates.
Volume variances are calculated by multiplying the increase or decrease in average balance by the prior period rate. Rate variances are determined by multiplying the increase or decrease in rate by the prior period average balance. Variances attributable to both rate and volume changes are computed by multiplying the change in rate by the change in average balance and are allocated to the volume variance. See the table below for details.

	Three Months Ended September 30, 2026 vs. September 30, 2025			Nine Months Ended September 30, 2026 vs. September 30, 2025
	Rate	Volume	Net Change	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning cash	$(205)	$307	$102	$(282)	$2,194	$1,912
Investment securities (1)	334	89	423	798	185	983
Loans (1)	(1,079)	3,382	2,303	(3,251)	7,320	4,069
Change in taxable equivalent interest income	(950)	3,778	2,828	(2,735)	9,699	6,964

Interest-bearing demand deposits	(46)	(13)	(59)	(173)	(28)	(201)
Money market deposits	(630)	1,605	975	(1,536)	4,425	2,889
Savings deposits	(52)	(24)	(76)	(57)	(53)	(110)
Time certificates of deposit	(210)	(96)	(306)	(763)	(346)	(1,109)
Short-term borrowings	—	—	—	—	(412)	(412)
Subordinated debt	—	(229)	(229)	3,843	(2,548)	1,295
Change in interest expense	(938)	1,243	305	1,314	1,038	2,352

Change in taxable equivalent net interest income	$(12)	$2,535	$2,523	$(4,049)	$8,661	$4,612
(1)Interest income on investment securities, interest income on loans, net interest income and net interest margin are presented here on a taxable equivalent basis, using the statutory federal income tax rate of 21 percent, and are non-GAAP financial measures. Please see Non-GAAP Financial Measures for more information.

Provision for Credit Losses
The provision for credit losses is based on management’s assessment of the adequacy of the allowance for credit losses. Factors impacting the provision include inherent risk characteristics in our loan portfolio, the level of nonperforming loans and net charge-offs, both current and historic, economic and credit conditions, the direction of the change in collateral values, and the funding probability associated with unfunded loan commitments. The provision for credit losses is recorded as a charge against current period earnings in order to maintain our allowance for credit losses, which reflects management’s best estimate of current expected credit losses in our loan portfolio at the balance sheet date.
The provision for credit losses for both loans and unfunded loan commitments was $7 thousand and $1.2 million for the three and nine months ended September 30, 2026, respectively, compared to $3.5 million and $5.5 million for the three and nine months ended September 30, 2025, respectively. The provision for credit losses for loans for the three and nine months ended September 30, 2026, can be attributed to several factors including organic loan growth and changes in portfolio mix and an increase in the ACL for certain individually evaluated loans. These increases were partially offset by lower pooled reserve rates reflecting improvements in the economic forecast used in the ACL model as well as improvements in certain qualitative factors, as well as the full recovery, upon payoff, of a previously substantially charged-off loan in the amount of $1.2 million which occurred in the third quarter of 2026. The provision for credit losses was higher for the three and nine months ended September 30, 2025, compared to the same periods in 2026 due largely to an increase in the specific reserve on one individually evaluated land development loan, which was based on an updated appraisal of the underlying collateral, as well as an increase in the ACL due to higher construction loan balances which carry a higher estimated reserve factor than other loans in the portfolio.
We recorded a reversal of provision for credit losses for unfunded loan commitments of $268 thousand and $371 thousand for the three and nine months ended September 30, 2026, compared to a reversal of provision for credit losses of $50 thousand for the three months ended September 30, 2025, and a provision for credit losses of $50 thousand for the nine months ended September 30, 2025.

Noninterest Income
The following table sets forth the various components of our noninterest income for the periods indicated:

	Three Months Ended September 30,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Service charges on deposits	$282	$177	$105	59.3%
Loan servicing fees	81	126	(45)	(35.7)%
ATM fee income	269	280	(11)	(3.9)%
Earnings on bank-owned life insurance	208	185	23	12.4%
Dividends on non-marketable equity securities	309	281	28	10.0%
Net loss on sale of available for sale securities	(34)	(2)	(32)	N/M
Loss on sale of other assets	(29)	—	(29)	N/M
Other	217	238	(21)	(8.8)%
Total noninterest income	$1,303	$1,285	$18	1.4%

	Nine Months Ended September 30,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Service charges on deposits	$778	$515	$263	51.1%
Loan servicing fees	289	394	(105)	(26.6)%
ATM fee income	794	835	(41)	(4.9)%
Earnings on bank-owned life insurance	613	547	66	12.1%
Dividends on non-marketable equity securities	1,139	856	283	33.1%
Net loss on sale of available for sale securities	(2)	(281)	279	(99.3)%
Gain on sale of loans	912	—	912	N/M
Loss on sale of other assets	(26)	—	(26)	N/M
Other	692	817	(125)	(15.3)%
Total noninterest income	$5,189	$3,683	$1,506	40.9%

Total noninterest income for the three and nine months ended September 30, 2026, was $1.3 million and $5.2 million, respectively, compared to $1.3 million and $3.7 million for the three and nine months ended September 30, 2025, respectively, representing an increase of approximately $18 thousand, or 1.4% and $1.5 million, or 40.9%, respectively, compared to the same periods in 2025. The increase in noninterest income for the three and nine months ended September 30, 2026, is largely attributed to $153 thousand and $521 thousand of special dividends received on our holdings of Federal Home Loan Bank (“FHLB”) of San Francisco stock during the third quarter and first nine months of 2026, respectively, increases in service charges on deposits due to growth in deposit balances, and an increase in earnings on bank-owned life insurance during the three and nine months ended September 30, 2026. The increase in total noninterest income for the nine months ended September 30, 2026, is also attributable to a $912 thousand gain on the sale of non-core residential loans that were acquired in the merger with 1st Capital Bancorp in 2024 recognized during the first quarter of 2026.

Noninterest Expense
The following table sets forth the various components of our noninterest expense for the periods indicated:

	Three Months Ended September 30,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$8,660	$8,300	$360	4.3%
Occupancy	910	797	113	14.2%
Furniture and equipment	1,063	888	175	19.7%
Marketing, business development and shareholder-related expense	431	519	(88)	(17.0)%
Data and item processing	816	698	118	16.9%
Regulatory assessments, including federal deposit insurance	394	369	25	6.8%
Amortization of core deposit intangibles	986	1,068	(82)	(7.7)%
Professional fees	779	629	150	23.8%
Acquisition-related expense	—	150	(150)	(100.0)%
Other	2,215	2,073	142	6.8%
Total noninterest expense	$16,254	$15,491	$763	4.9%

	Nine Months Ended September 30,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$26,312	$25,538	$774	3.0%
Occupancy	2,711	2,517	194	7.7%
Furniture and equipment	3,192	2,705	487	18.0%
Marketing, business development and shareholder-related expense	1,066	1,440	(374)	(26.0)%
Data and item processing	1,736	2,069	(333)	(16.1)%
Regulatory assessments, including federal deposit insurance	1,188	1,160	28	2.4%
Amortization of core deposit intangibles	2,959	3,202	(243)	(7.6)%
Professional fees	2,475	1,358	1,117	82.3%
Acquisition-related expense	—	497	(497)	(100.0)%
Other	6,519	5,950	569	9.6%
Total noninterest expense	$48,158	$46,436	$1,722	3.7%
Total noninterest expense for the three months ended September 30, 2026, was $16.3 million, compared to $15.5 million for the three months ended September 30, 2025, representing an increase of $763 thousand, or 4.9%. The increase can be attributed to higher salaries and employee benefits, higher occupancy and furniture and equipment costs, an increase in professional fees, and higher other expenses. The $360 thousand increase in salaries and employee benefits is attributed to higher commissions expense as well as slightly higher employee salaries and stock-based compensation costs. These increases were partially offset by higher salary deferrals associated with increased loan originations in 2026, lower group insurance costs, and a slight decrease in various other salaries and benefits related expenses. The combined $288 thousand increase in occupancy and furniture and equipment costs can be attributed primarily to our expansion into the San Jose and San Mateo markets. The $150 thousand increase in professional fees was due to expenses incurred related to Bancorp becoming an SEC registrant and a Nasdaq-listed company during the third quarter of 2026. The $142 thousand increase in other expenses was due in part to higher retail deposit related expenses, costs incurred associated with a land development property the Bank foreclosed upon in the first quarter of 2026, and an increase in various other miscellaneous expenses. Partially offsetting these increases in noninterest expense was an absence of $150 thousand in acquisition-related expenses that were incurred in 2025 in connection with the acquisition of 1st Capital Bancorp, a decrease of $88 thousand in marketing and business development costs due to the absence of rebranding-related expenses that were incurred in 2025, as well as a decline in the amortization of core deposit intangibles assets in 2026.

Total noninterest expense for the nine months ended September 30, 2026, was $48.2 million, compared to $46.4 million for the nine months ended September 30, 2025, representing an increase of $1.7 million, or 3.7%. The increase can be attributed to higher professional fees, salaries and employee benefits, furniture and equipment costs and other expenses, partially offset by the absence of acquisition-related expenses in 2026, decreases in marketing and business development expenses, lower data and item processing costs and a decrease in the amortization of core deposit intangible assets in 2026. The $1.1 million increase in professional fees is due to expenses incurred related to Bancorp becoming an SEC registrant and Nasdaq-listed company during 2026. The $774 thousand increase in salaries and employee benefits is attributed to merit increases and new hires associated with the Bank’s expansion into newer markets, increased commissions expense, and higher stock-based compensation costs during 2026. These increases were partially offset by higher salary deferrals associated with a year-over-year increase in loan originations, lower group insurance costs, and a decrease in various other salaries and benefits related expenses. The combined $681 thousand increase in occupancy and furniture and equipment expenses can be attributed in part to our expansion into the San Jose and San Mateo markets. The $569 thousand increase in other expenses can be attributed to increases in other retail deposit expenses, costs incurred with the land development property foreclosed on in the first quarter of 2026, and an increase in various other miscellaneous expenses. Partially offsetting these increases in noninterest expense was a $374 thousand decrease in marketing and business development costs due to the absence of 2025 rebranding costs previously discussed, a $333 thousand decrease in data and item processing costs that resulted from one-time credits received from our core system processing vendor, and a reduction in core deposit intangible asset amortization in 2026.
Income Tax Expense
Provision for income taxes for the three and nine months ended September 30, 2026, was $5.4 million and $16.3 million, respectively, compared to $4.9 million and $14.9 million for the three and nine months ended September 30, 2025, respectively. The effective tax rate was 24.43% and 27.10% for the three and nine months ended September 30, 2026, respectively, compared to 28.79% and 28.88% for the three and nine months ended September 30, 2025, respectively. The decrease in the effective tax rate for the three and nine months ended September 30, 2026, as compared to the same periods in 2025 was primarily attributable to a $920 thousand income tax benefit resulting from the Company’s purchase of transferable renewable energy tax credits at a discount during the third quarter of 2026, as well as an increase in tax-exempt interest income on loans when compared to 2025.
The effective tax rate differs from the federal statutory rate primarily due to the impact of state taxes as well as the mix and amount of various permanent tax differences, including tax-exempt income from municipal securities, loans and bank-owned life insurance policies, tax benefits associated with low-income housing tax credit investments, tax benefits associated with the purchase of transferable renewable energy tax credits, and stock-based compensation, among others.
Analysis of Financial Condition
The following discussion compares our financial condition as of September 30, 2026, to December 31, 2025.
The table below summarizes selected components of our consolidated balance sheet as of the dates indicated:

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
Total assets	$2,983,584	$2,883,684
Cash and cash equivalents and interest-earning deposits in other financial institutions	$117,029	$190,782
Total investments available for sale	$371,517	$384,608
Total investments held to maturity	$6,365	$6,544
Loans held for investment	$2,336,998	$2,172,464
Total deposits	$2,555,185	$2,477,052
Subordinated debentures	$—	$7,790
Total shareholders’ equity	$402,590	$376,827

Total Assets
At September 30, 2026, total assets were $2.98 billion, compared to $2.88 billion at December 31, 2025, an increase of $99.9 million, or 3.5%, primarily due to a $164.5 million increase in total loans held for investment, partially offset by a decrease in cash and cash equivalents and interest-earning deposits in other financial institutions of $73.8 million.
Cash and Cash Equivalents and Interest-earning Deposits in Other Financial Institutions
Total cash and cash equivalents and interest-earning deposits in other financial institutions were $117.0 million at September 30, 2026, a decrease of $73.8 million from $190.8 million, or 38.7%, at December 31, 2025. The decrease was primarily due to an increase in loan originations in 2026, resulting in a deployment of excess cash balances.
Investment Securities
Our investment policy is reviewed and approved at least annually by the Board. We invest in a variety of investment securities consistent with regulatory guidelines and internal risk management objectives, primarily to provide liquidity, taking into consideration the loan pipeline, deposit trends and other contingencies. These securities may be pledged to secure state and local agency deposits, borrowings or liquidated to generate cash proceeds. In addition, the investment portfolio plays an important role in managing interest rate risk, given that the maturity structure and rate characteristics of these assets can be adjusted in response to changes in loan and deposit composition. After meeting liquidity and interest rate risk management needs, we seek to optimize earnings balanced with credit risk exposure. Securities within the investment portfolio are classified as either AFS or HTM at the time of purchase, in accordance with applicable accounting standards.
The portfolio mix, shown in detail in the tables below, is diversified and includes securities issued by the U.S. government and its agencies, state and local municipalities, as well as smaller allocations to securities from private issuers. During the nine months ended September 30, 2026, the balance of the investment portfolio decreased $13.3 million, driven by maturities, calls, principal repayments, and sales totaling $65.6 million and a decrease in the fair values of the AFS portfolio resulting from an increase in intermediate-term interest rates (5-10 years), partially offset by purchases of U.S. Treasury bonds and agency mortgage-backed securities totaling $67.4 million.
As of September 30, 2026, we had $6.4 million in investment securities classified as HTM and $371.5 million in investment securities classified as AFS, compared to $6.5 million classified as HTM and $384.6 million classified as AFS, as of December 31, 2025. Net unrealized losses on AFS securities totaled $23.8 million at September 30, 2026, compared to $6.4 million at December 31, 2025. The increase in net unrealized losses on AFS securities can be attributed to increases in interest rates during 2026.
Our investment securities portfolio consists of U.S. Treasury securities, U.S. government-guaranteed mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMO”), obligations of state and political subdivisions, Small Business Administration (“SBA”) backed securities, obligations of U.S. government-sponsored agencies, private label CMO, asset-backed securities and corporate bonds. The following table reflects the amortized cost and fair values for the total portfolio for each category of investment for the periods presented:

	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale:
U.S. Treasury bonds	$98,927	$96,600	$86,265	$83,366
U.S. government-sponsored agencies	3,055	2,799	3,130	3,016
SBA-backed securities	4,585	4,463	6,292	6,243
Government-guaranteed MBS	156,264	148,126	133,781	133,556
Government-guaranteed CMO	50,123	45,340	56,242	54,188
Private label CMO	7,176	6,669	8,733	8,659
Obligations of state and political subdivision	64,990	57,286	78,950	77,872
Asset-backed securities	1,205	1,219	2,145	2,160
Corporate bonds	9,041	9,015	15,458	15,548
Total available for sale	395,366	371,517	390,996	384,608

Held to maturity:
Government-guaranteed MBS	102	97	120	119
Government-guaranteed CMO	318	304	386	382
Obligations of state and political subdivision	5,945	5,211	6,038	5,756
Total held to maturity	6,365	5,612	6,544	6,257

Total	$401,731	$377,129	$397,540	$390,865

The amortized cost and estimated fair value of investment securities at September 30, 2026, are shown below by contractual maturity except for mortgage-backed securities, collateralized mortgage obligations, and asset-backed securities not due at a single maturity date; these securities were allocated into the respective maturity categories based on the expected average life. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. The expected average life considers principal reductions and prepayments. The average yield below is the weighted average yield based on the amortized cost of the individual underlying securities.

	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Fair Value	Average Yield
	(Dollars in thousands)
Available for sale:
U.S. Treasury bonds	$42,045	0.88%	$56,882	2.71%	$—	—%	$—	—%	$98,927	$96,600	1.93%
U.S. government-sponsored agencies	241	0.91%	1,095	1.03%	1,719	4.14%	—	—%	3,055	2,799	2.77%
SBA-backed securities	217	4.61%	4,368	4.31%	—	—%	—	—%	4,585	4,463	4.32%
Government-guaranteed MBS	2	4.45%	61,379	4.19%	94,883	4.49%	—	—%	156,264	148,126	4.37%
Government-guaranteed CMO	3,740	2.15%	21,904	3.70%	24,479	4.66%	—	—%	50,123	45,340	4.05%
Private label CMO	—	—%	2,969	4.51%	4,207	4.74%	—	—%	7,176	6,669	4.65%
Obligations of state and political subdivision (1)	—	—%	2,744	3.44%	14,471	3.91%	47,775	4.44%	64,990	57,286	4.28%
Asset-backed securities	—	—%	907	4.68%	298	4.55%	—	—%	1,205	1,219	4.65%
Corporate bonds	—	—%	9,041	4.04%	—	—%	—	—%	9,041	9,015	4.04%
Total available for sale	46,245	1.00%	161,289	3.57%	140,057	4.46%	47,775	4.44%	395,366	371,517	3.69%

Held to maturity:
Government-guaranteed MBS	—	—%	102	3.93%	—	—%	—	—%	102	97	3.93%
Government-guaranteed CMO	11	3.60%	307	3.42%	—	—%	—	—%	318	304	3.43%
Obligations of state and political subdivision (1)	—	—%	410	5.17%	—	—%	5,535	5.41%	5,945	5,211	5.39%
Total held to maturity	11	3.60%	819	4.36%	—	—%	5,535	5.41%	6,365	5,612	5.27%

Total	$46,256	1.00%	$162,108	3.57%	$140,057	4.46%	$53,310	4.54%	$401,731	$377,129	3.71%
(1)Tax benefit adjustment is added to tax-exempt investment to derive the taxable-equivalent yield using the federal statutory tax rate of 21%.
Loan Portfolio
The majority of our loan portfolio is comprised of commercial real estate loans but we offer a variety of products to meet the credit needs of our borrowers. The risks associated with lending activities differ among loan classes and are subject to the impact of changes in interest rates, market conditions of collateral securing the loans and general economic conditions. Any of these factors may adversely impact a borrower’s ability to repay loans and also impact the associated collateral. Additional discussion on the classes of loans the Company makes and related risks is included in Note 1 – Description of Business and Summary of Significant Accounting Policies and Note 3 – Loans Receivable and Allowance for Credit Losses in the notes to the audited consolidated financial statements included in the Company’s 2026 Form 10, as well as Note 5 – Loans and Allowance for Credit Losses in the unaudited consolidated financial statements included in this Form 10-Q.

The following table sets forth the composition of our loan portfolio as well as their weighted average (“WA”) contractual interest rate as of the dates indicated:

	September 30, 2026			December 31, 2025
	Amount	% of Total	WA Interest Rate	Amount	% of Total	WA Interest Rate
	(Dollars in thousands)
Commercial and industrial	$470,108	20.1%	7.22%	$369,832	17.0%	7.22%
Commercial real estate	1,406,426	60.2%	6.15%	1,330,813	61.3%	5.90%
Land and construction	254,097	10.9%	8.15%	253,129	11.7%	8.40%
SBA, B&I and FSA	164,388	7.0%	8.37%	181,496	8.3%	8.70%
Consumer and other	41,979	1.8%	8.12%	37,194	1.7%	8.10%
Total loans held for investment	2,336,998	100.0%	6.77%	2,172,464	100.0%	6.70%
Allowance for credit losses on loans	(36,608)			(38,173)
Total loans, net of allowance	$2,300,390			$2,134,291
Total loans held for investment were $2.34 billion at September 30, 2026, compared to $2.17 billion at December 31, 2025, representing an increase of $164.5 million, or 7.6%. The increase was primarily due to organic growth of lending in both legacy and newer markets, such as San Luis Obispo County. Loans made to new relationships established in 2026 had outstanding balances totaling approximately $364.6 million at September 30, 2026, with an average loan size of $1.4 million.
Commercial and industrial loans were $470.1 million at September 30, 2026, compared to $369.8 million at December 31, 2025, representing an increase of $100.3 million, or 27.1%. The increase in commercial and industrial loans can be attributed to organic growth in 2026 concentrated in revolving lines of credit. Commercial and industrial loans comprised 20.1% and 17.0% of the total portfolio at September 30, 2026, and December 31, 2025, respectively.
We have exposures to loans secured by commercial real estate (“CRE”) due to the nature of our market and the credit needs of our clients. Management and the Board manage and monitor the Bank’s CRE exposures through a comprehensive risk management framework that includes regular review of CRE concentration metrics, CRE portfolio trends, third-party credit reviews and borrower-level stress testing results, established risk-based lending standards and review of internally established concentration limits. CRE concentrations and related stress-testing results are reviewed quarterly by the Directors’ Loan Committee and Board of Directors as part of the Bank’s risk management process. The Bank has adopted policies which require management to proactively monitor concentration exposures and to evaluate recommendations to the Directors’ Loan Committee and Board for risk-limiting actions, including restrictive credit terms and/or participations, whenever concentrations approach or exceed 90% of approved guideline limits or when stress-testing results reflect heightened downside risk within a concentration category. Further, we typically originate CRE loans to clients within our primary market areas in which we have substantial expertise, and believe that our long-term experience in CRE lending, underwriting policies, as well as our loan and credit monitoring and administration procedures, are generally appropriate to managing our CRE concentrations.
Our non-owner-occupied CRE loans have credit characteristics that differ from our owner-occupied CRE loans because repayment generally depends more directly on the income-producing capacity of the underlying property, including rental income and occupancy, rather than on the operating cash flows of a business occupying the property. As a result, the performance of these loans is more closely tied to property-level operating results, market conditions and the ability to refinance the loan.

The following tables disaggregate the outstanding balance of the owner-occupied and non-owner-occupied commercial real estate loans, based on the business type of the underlying borrowers, as of the dates indicated:

	September 30, 2026
	Owner-Occupied		Non-Owner-Occupied		Total
Commercial Real Estate Loans:	Amount	% of Total CRE Loans	Amount	% of Total CRE Loans	Amount	% of Total CRE Loans
	(Dollars in thousands)
Hotel	$—	—%	$251,144	17.9%	$251,144	17.9%
Retail	47,797	3.4%	167,798	11.9%	215,595	15.3%
Multifamily (5+)	—	—%	197,421	14.0%	197,421	14.0%
Industrial	121,452	8.6%	69,121	4.9%	190,573	13.5%
Office	48,257	3.4%	72,243	5.1%	120,500	8.5%
Mixed-use	16,130	1.1%	76,986	5.5%	93,116	6.6%
Agriculture	59,260	4.2%	33,205	2.4%	92,465	6.6%
Care facility and medical	19,594	1.4%	57,171	4.1%	76,765	5.5%
Mini-storage	—	—%	20,443	1.5%	20,443	1.5%
Other commercial and special use	72,589	5.2%	75,815	5.4%	148,404	10.6%
Total commercial real estate loans	$385,079	27.3%	$1,021,347	72.7%	$1,406,426	100.0%

	December 31, 2025
	Owner-Occupied		Non-Owner-Occupied		Total
Commercial Real Estate Loans:	Amount	% of Total CRE Loans	Amount	% of Total CRE Loans	Amount	% of Total CRE Loans
	(Dollars in thousands)
Hotel	$—	—%	$233,934	17.6%	$233,934	17.6%
Multifamily (5+)	—	—%	236,538	17.8%	236,538	17.8%
Industrial	123,071	9.2%	66,180	5.0%	189,251	14.2%
Retail	48,991	3.7%	108,212	8.1%	157,203	11.8%
Office	45,828	3.4%	79,676	6.0%	125,504	9.4%
Mixed-use	15,736	1.2%	66,517	5.0%	82,253	6.2%
Care facility and medical	21,250	1.6%	58,287	4.4%	79,537	6.0%
Agriculture	18,099	1.4%	11,153	0.8%	29,252	2.2%
Mini-storage	—	—%	20,969	1.6%	20,969	1.6%
Other commercial and special use	88,029	6.6%	88,343	6.6%	176,372	13.2%
Total commercial real estate loans	$361,004	27.1%	$969,809	72.9%	$1,330,813	100.0%
Commercial real estate loans totaled $1.4 billion at September 30, 2026, representing an increase of approximately $75.6 million, or 5.7%, from $1.3 billion at December 31, 2025, and comprised 60.2% and 61.3% of the total portfolio at September 30, 2026, and December 31, 2025, respectively. The increase in CRE loans was driven by an expansion in loan originations in the San Luis Obispo region, specifically in agricultural and retail real estate loan types.
Land and construction loans at September 30, 2026, were $254.1 million compared to $253.1 million at December 31, 2025, representing an increase of $968 thousand, or 0.4%. Land and construction loans comprised 10.9% and 11.7% of the total portfolio at September 30, 2026, and December 31, 2025, respectively.
SBA, B&I, FSA loans at September 30, 2026, were $164.4 million compared to $181.5 million at December 31, 2025, representing a decrease of $17.1 million, or 9.4%. SBA, B&I, FSA loans comprised 7.0% and 8.3% of the total portfolio at September 30, 2026, and December 31, 2025, respectively.
Consumer and other loans at September 30, 2026, were $42.0 million compared to $37.2 million at December 31, 2025, representing an increase of $4.8 million, or 12.9%. Consumer and other loans comprised 1.8% and 1.7% of the total portfolio at September 30, 2026, and December 31, 2025, respectively.

The following tables reflect the geographic distribution of loans, based on use of funds, as of September 30, 2026, and December 31, 2025:

	September 30, 2026
	Total Loans		Commercial Real Estate
	Amount	% Total Loans	Amount	% Total CRE Loans
	(Dollars in thousands)
Santa Cruz County	$719,205	30.8%	$496,177	35.3%
Monterey County	492,616	21.1%	381,112	27.1%
Santa Clara County	297,548	12.7%	115,666	8.2%
San Luis Obispo County	159,348	6.8%	113,944	8.1%
Other California	540,692	23.1%	210,572	15.0%
Out of State	127,589	5.5%	88,955	6.3%
Total	$2,336,998	100.0%	$1,406,426	100.0%

	December 31, 2025
	Total Loans		Commercial Real Estate
	Amount	% Total Loans	Amount	% Total CRE Loans
	(Dollars in thousands)
Santa Cruz County	$723,857	33.3%	$492,796	37.0%
Monterey County	506,456	23.3%	405,603	30.5%
Santa Clara County	303,003	14.0%	127,637	9.6%
San Luis Obispo County	93,974	4.3%	76,565	5.8%
Other California	457,737	21.1%	172,135	12.9%
Out of State	87,437	4.0%	56,077	4.2%
Total	$2,172,464	100.0%	$1,330,813	100.0%
The following table shows the maturity distribution for total loans held for investment as of September 30, 2026, and December 31, 2025. The maturity distribution is grouped by remaining scheduled principal payments that are due in the following periods. The principal balance of loans are indicated by both fixed and floating rate categories in the tables below as of the dates indicated:

	September 30, 2026
	Within One Year		One Year to Five Years		Five Years to 15 Years		After 15 Years		Total
	Fixed	Floating	Fixed	Floating	Fixed	Floating	Fixed	Floating
	(Dollars in thousands)
Commercial and industrial	$5,732	$151,510	$86,638	$195,483	$18,024	$12,636	$61	$24	$470,108
Commercial real estate	21,431	44,565	187,553	210,051	47,265	779,418	522	115,621	1,406,426
Land and construction	—	192,097	—	62,000	—	—	—	—	254,097
SBA, B&I and FSA	71	5,756	273	3,260	—	37,095	2,489	115,444	164,388
Consumer and other	15	2,536	—	7,665	508	26,352	32	4,871	41,979
Total gross loans held for investment	$27,249	$396,464	$274,464	$478,459	$65,797	$855,501	$3,104	$235,960	$2,336,998

	December 31, 2025
	Within One Year		One Year to Five Years		Five Years to 15 Years		After 15 Years		Total
	Fixed	Floating	Fixed	Floating	Fixed	Floating	Fixed	Floating
	(Dollars in thousands)
Commercial and industrial	$4,804	$147,131	$97,029	$86,180	$16,876	$14,707	$3,070	$35	$369,832
Commercial real estate	72,658	43,691	156,153	165,538	53,430	714,703	531	124,109	1,330,813
Land and construction	—	185,794	—	67,335	—	—	—	—	253,129
SBA, B&I and FSA	147	7,674	450	4,351	—	36,423	2,537	129,914	181,496
Consumer and other	10	2,282	31	6,507	—	26,691	43	1,630	37,194
Total gross loans held for investment	$77,619	$386,572	$253,663	$329,911	$70,306	$792,524	$6,181	$255,688	$2,172,464
Asset Quality
Nonperforming assets consist of nonaccrual loans, loans that are 90 days past due and still accruing, and other real estate owned. Nonperforming assets totaled $18.8 million and $14.4 million as of September 30, 2026, and December 31, 2025, respectively. There were no loans more than 90 days past due still accruing as of September 30, 2026, or December 31, 2025.
Nonaccrual loans of $11.9 million accounted for 0.51% of loans held for investment at September 30, 2026, compared to $14.1 million, or 0.65%, of loans held for investment at December 31, 2025. Nonaccrual loans at September 30, 2026 included a $5.8 million hotel relationship, consisting of two loans, of which one has an SBA guarantee of approximately $3.7 million. Other nonaccrual loans at September 30, 2026, consisted primarily of SBA-related credits totaling $4.7 million that contained SBA guarantees of approximately $4.0 million, and two CRE loans totaling approximately $1.4 million. At September 30, 2026, government guarantees of $7.8 million reduced net credit exposure on nonaccrual loans to approximately $4.1 million.
Nonaccrual loans at December 31, 2025, were comprised of a $10.0 million land development loan and eight SBA loans totaling $4.1 million, which have a total government guarantee of $2.1 million. The collateral property securing the $10.0 million land development loan was foreclosed on in January 2026. The Company obtained an updated appraisal for the underlying property and as a result, the Company recorded a charge-off of $3.1 million of the previously established specific reserve in February 2026. As of December 31, 2025, the loan was adequately reserved for.
Other real estate owned totaled $6.9 million and $267 thousand at September 30, 2026, and December 31, 2025, respectively. The increase in other real estate owned during the first nine months of 2026 is due to the transfer of one land development loan to other real estate owned status following the Bank’s foreclosure on the underlying property in the first quarter of 2026, as previously discussed. The Bank is in the process of selling the property and seeking recourse from guarantors. Other real estate owned at December 31, 2025, consisted of a property that had secured a commercial loan acquired through the merger with 1st Capital Bancorp in 2024 and was subsequently sold in February 2026.
Accruing loans past due 30-89 days totaled $2.3 million at September 30, 2026, compared to $8.8 million at December 31, 2025. The decrease was primarily due to a $5.8 million hotel relationship, previously discussed, that was placed on nonaccrual status in the second quarter of 2026.

The following table summarizes the Company’s nonperforming assets as of the dates indicated:

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
Nonaccrual loans	$11,881	$14,101
90 days past due and still accruing	—	—
Total nonperforming loans	$11,881	$14,101
Other real estate owned	$6,874	$267
Total nonperforming assets	$18,755	$14,368
Total nonperforming assets, net of government guarantees	$11,007	$11,962
Allowance for Credit Losses
Please also refer to Critical Accounting Estimates under Item 2. Financial Information of our 2026 Form 10 for additional discussion concerning management’s approach to estimating the ACL.
Charge-offs on loans were $4.6 million and $12 thousand for the nine months ended September 30, 2026 and 2025, respectively. There were no charge-offs during the three months ended September 30, 2026 and 2025. Charge-offs during the first nine months of 2026 are largely attributed to a $3.1 million charge-off recorded in the first quarter of 2026 of a previously established specific reserve associated with a land development loan that was transferred to other real estate owned status, as well as $1.2 million in charge-offs within the SBA, B&I and FSA segment associated with a loan acquired in the merger with 1st Capital Bancorp, which was subsequently fully recovered in the third quarter of 2026.
Recoveries totaled $1.2 million and $1.5 million for the three and nine months ended September 30, 2026, respectively. Recoveries totaled $39 thousand for the nine months ended September 30, 2025. There were no recoveries during the three months ended September 30, 2025. Recoveries recorded for the three and nine months ended September 30, 2026 primarily relate to the full recovery of a previous charge-off just discussed.
The ACL as a percentage of loans held for investment was 1.57% at September 30, 2026, compared to 1.76%, as of December 31, 2025. The decrease in the allowance for credit losses as a percentage of loans held for investment from December 31, 2025, was mainly due to the previously discussed $3.1 million charge-off of specific reserves during the first quarter of 2026, as well as lower pooled reserve rates reflecting improvements in the economic forecast as well as certain qualitative factors used in the ACL model. These factors were partially offset by organic loan growth during 2026.
For the three and nine months ended September 30, 2026, the Bank recorded a provision for credit losses for loans of $0.3 million and $1.5 million, respectively, compared to $3.5 million and $5.4 million, respectively, for the three and nine months ended September 30, 2025. Please also see the section Provision for Credit Losses for additional discussion concerning the provision for credit losses.

The following table summarizes the changes in the Company’s ACL for loans for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Beginning allowance	$35,119	$33,551	$38,173	$31,622
Charge-offs
Commercial and industrial	—	—	(40)	(5)
Commercial real estate loans	—	—	—	—
Land and construction	—	—	(3,170)	—
SBA, B&I, FSA loans	—	—	(1,410)	(2)
Consumer and other loans	—	—	(4)	(5)
Total charge-offs	—	—	(4,624)	(12)
Recoveries
Commercial and industrial	—	—	311	—
Commercial real estate loans	—	—	—	—
Land and construction	—	—	—	—
SBA, B&I, FSA loans	1,214	—	1,214	38
Consumer and other loans	—	—	1	1
Total recoveries	1,214	—	1,526	39
Net recoveries (charge-offs)	1,214	—	(3,098)	27
Provision for credit losses on loans	275	3,540	1,533	5,442
Ending allowance	$36,608	$37,091	$36,608	$37,091
Loans held for investment end of period	$2,336,998	$2,127,178
ACL to loans held for investment(1)	1.57%	1.74%
Average loans held for investment during the period	$2,300,973	$2,109,593	$2,237,480	$2,096,800
Net (recoveries) charge-offs to average loans held for investment(2)	(0.05)%	—%	0.14%	—%
ACL as a percentage of nonperforming loans(3)	308.12%	258.38%
(1)Calculated by dividing the allowance for credit losses at the end of the period by total loans held for investment at the end of the period.
(2)Calculated by dividing total net loan (recoveries) charge-offs during the period by average loans held for investment during the period.
(3)Calculated by dividing the allowance for credit losses at the end of the period by total nonperforming loans at the end of the period.
The following tables summarize the ACL for loans by loan group with a comparison of the percentage composition in relation to total ACL for loans and total loans as of September 30, 2026, and December 31, 2025:

	September 30, 2026
	Allowance for Credit Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Commercial and industrial	$8,261	22.5%	20.1%
Commercial real estate loans	18,235	49.8%	60.2%
Land and construction	7,606	20.8%	10.9%
SBA, B&I, FSA loans	2,108	5.8%	7.0%
Consumer and other loans	398	1.1%	1.8%
Total	$36,608	100.0%	100.0%

	December 31, 2025
	Allowance for Credit Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Commercial and industrial	$7,221	18.9%	17.0%
Commercial real estate loans	15,314	40.1%	61.3%
Land and construction	13,596	35.6%	11.7%
SBA, B&I, FSA loans	1,570	4.1%	8.3%
Consumer and other loans	472	1.3%	1.7%
Total	$38,173	100.0%	100.0%
Purchased Credit Deteriorated (“PCD”) Loans
The Company has acquired loans through bank acquisitions that were deemed to have more-than-insignificant deterioration in credit quality since their origination. Such loans are classified as purchased credit deteriorated loans. Acquired loans classified as PCD are recorded at an initial amortized cost, which is comprised of the purchase price of the loans (or initial fair value) and the initial ACL determined for the loans, which is added to the purchase price, as well as any resulting discount or premium related to factors other than credit. Subsequent to acquisition, the ACL for PCD loans is measured in accordance with the Company’s ACL methodology.
The table below presents PCD loans as of September 30, 2026, and December 31, 2025:

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
Total purchased credit deteriorated loans	$15,861	$16,132
The ACL related to PCD loans totaled $229 thousand and $181 thousand as of September 30, 2026, and December 31, 2025, respectively.
Allowance for Credit Losses - Unfunded Loan Commitments
The ACL on unfunded loan commitments was $2.6 million at September 30, 2026, a decrease of $371 thousand from $3.0 million at December 31, 2025. The modest decrease was primarily due to lower lending commitments stemming from higher utilization of commercial lines and a decrease in reserve rates consistent with those used to determine the ACL for funded loans. The ACL for unfunded loan commitments as a percentage of total unfunded loan commitments was 0.38% at September 30, 2026, and 0.42% at December 31, 2025.
The following table summarizes the changes in the ACL for unfunded loan commitments, including the (reversal of) provision for unfunded loan commitments, for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Beginning balance	$2,865	$2,283	$2,968	$2,183
(Reversal of) provision for credit losses on unfunded loan commitments	(268)	(50)	(371)	50
Ending balance	$2,597	$2,233	$2,597	$2,233

Deposits
Deposits are the primary source of funding for our lending and investing needs. Deposits were $2.56 billion at September 30, 2026, an increase of $78.1 million from $2.48 billion at December 31, 2025. The increase primarily reflected strong growth in new client relationships established in 2026 and new deposits from existing client relationships. Noninterest-bearing deposits to total deposits at September 30, 2026, and December 31, 2025, were 39.0% and 40.9%, respectively. Total uninsured deposits, excluding fully collateralized government agency deposits, represented approximately 53.0% and 50.8% of total deposits as of September 30, 2026, and December 31, 2025, respectively. The ten largest deposit relationships, excluding fully collateralized government agency deposits, represent approximately 15.0% and 12.1% of total deposits as of September 30, 2026, and December 31, 2025, respectively. At both September 30, 2026, and December 31, 2025, the largest deposit relationship represented approximately 4% of total deposits and is a longstanding relationship of the Bank and is monitored regularly. We continue to seek deposit growth in both interest-bearing and noninterest-bearing deposits consistent with our relationship-based strategy.
The following tables set forth the average balances of deposits and the average interest rates paid for the periods indicated:

	Three Months Ended September 30,
	2026		2025
	Average Balance	Average Rate	Balance	Average Rate
	(Dollars in thousands)
Noninterest-bearing deposits	$999,936	—%	$1,008,555	—%
Interest-bearing demand deposits	243,538	0.99%	248,684	1.06%
Money market deposits	1,030,064	2.60%	785,520	2.92%
Savings deposits	170,096	0.85%	181,256	0.97%
Time deposits	136,962	2.37%	152,992	2.92%
Total deposits	$2,580,596	1.31%	$2,377,007	1.34%

	Nine Months Ended September 30,
	2026		2025
	Average Balance	Average Rate	Balance	Average Rate
	(Dollars in thousands)
Noninterest-bearing deposits	$975,278	—%	$972,525	—%
Interest-bearing demand deposits	247,187	0.95%	251,187	1.04%
Money market deposits	967,283	2.56%	736,528	2.84%
Savings deposits	166,115	0.82%	174,706	0.86%
Time deposits	140,819	2.46%	159,616	3.10%
Total deposits	$2,496,682	1.28%	$2,294,562	1.31%
Management monitors the composition of our deposit base, including concentrations by depositor relationship, deposit type, uninsured deposit exposure, size of depositor relationship, unusual activities and, with respect to commercial and business-related deposits, by industry, type of business and seasonality pattern. Approximately 91% and 90% of total deposits at September 30, 2026, and December 31, 2025, respectively, were concentrated within Santa Cruz and Monterey Counties. Within our commercial deposit base, clients in the real estate sector, including rental companies, were the most commonly represented, comprising approximately 12.8% and 11.3% of total deposits at September 30, 2026, and December 31, 2025, respectively. Health care, nonprofit and social services sectors were the other most commonly represented sectors at both September 30, 2026, and December 31, 2025, cumulatively representing approximately 9.3% and 10.0% of total deposits at September 30, 2026, and December 31, 2025, respectively.
From time to time, management may utilize brokered deposits, taking into consideration alternative wholesale funding sources and their rates, cash flow projections and growth initiatives. There were no brokered deposits outstanding during the nine months ended September 30, 2026, or during the year ended December 31, 2025. The growth in our core relationship deposits during 2025 and the first nine months of 2026 did not necessitate the use of brokered deposits during those periods.

We had $1.4 billion in deposits that exceed the FDIC insurance limit of $250,000, net of fully collateralized deposits of $120.7 million at September 30, 2026, and $1.3 billion, net of fully collateralized deposits of $101.8 million at December 31, 2025.
The following table sets forth maturity ranges of certificates of deposit accounts that are in excess of $250,000 as of the dates indicated:

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
Due within 3 months or less	$34,455	$19,741
Due after 3 months and within 6 months	11,674	33,175
Due after 6 months and within 12 months	7,887	5,485
Due after 12 months	310	—
Total	$54,326	$58,401
Borrowings and Subordinated Debentures
As of September 30, 2026, and December 31, 2025, our available borrowing capacity with the FHLB was $736.1 million and $709.5 million, respectively, which is secured by certain eligible loans. We also had an available line of credit with the Federal Reserve Bank (“FRB”) totaling approximately $445.2 million and $356.5 million as of September 30, 2026, and December 31, 2025, respectively, which is secured by certain loans. There were no FHLB or FRB borrowings outstanding at September 30, 2026, and December 31, 2025.
Additionally, we had unsecured lines of credit for short-term liquidity needs, if necessary, available with correspondent banks of $100.0 million as of September 30, 2026, and December 31, 2025. There were no outstanding borrowings under these lines as of September 30, 2026, and December 31, 2025.
As part of 1st Capital Bancorp acquisition on October 1, 2024, we assumed subordinated debentures issued in June 2021 with $15.0 million aggregate principal. We recorded the subordinated debentures at a fair value of $11.5 million at the Merger date. The discount was accreted over the remaining life of the subordinated debentures as an adjustment to interest expense. In 2025, we partially redeemed $5.3 million in subordinated debentures and recorded accelerated accretion of $1.0 million, which was included in interest expense. In June 2026, we redeemed the remaining outstanding subordinated debentures and recorded accelerated accretion of $1.8 million, which was also included in interest expense. As of September 30, 2026, no subordinated debentures remain outstanding. At December 31, 2025, the carrying value of these debentures was $7.8 million, net of unaccreted discounts of $1.9 million.
For additional information concerning borrowings and subordinated debentures, see also Note 9 – Subordinated Debentures, of the notes to the unaudited consolidated financial statements included in this Form 10-Q, and Note 9 – Borrowed Funds and Note 10 – Subordinated Debentures, to the audited consolidated financial statements included in the Company’s 2026 Form 10.
Shareholders’ Equity
Total shareholders’ equity at September 30, 2026, was $402.6 million, compared to $376.8 million at December 31, 2025. Shareholders’ equity increased by $25.8 million, due to net income of $43.9 million combined with $1.8 million of stock-based compensation-related activity, partially offset by a $12.3 million increase in accumulated other comprehensive loss, which can be attributed to higher unrealized losses in the AFS securities portfolio stemming from an increase in interest rates, and $7.6 million of cash dividends declared during 2026.
Liquidity and Capital Resources
Liquidity Management
Liquidity is our ability to meet current and future cash flow needs including depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Our Board of Directors is ultimately responsible for ensuring policies and procedures are in place that provide for prudent management of assets and liabilities of the Bank and to ensure these policies are effectively implemented. Management establishes liquidity guidelines and reviews our ongoing compliance with the policies approved by the Board of Directors.

The objective of liquidity management is to manage cash flow and liquidity reserves so that they are adequate to fund our operations and to meet obligations and other commitments on a timely basis and at a reasonable cost. We have developed tools to appropriately identify, measure, monitor, and control funding and liquidity risk. These tools include daily, monthly, and quarterly liquidity status reports and risk measures, cash flow projections, stress testing, and a formalized Contingency Funding Plan (“CFP”) for measuring and managing liquidity risk.
Our primary sources of funds are the deposit inflows, periodic and maturity payments of principal and interest on loans, investment securities sales, maturities and paydowns, federal funds purchases, FHLB and FRB advances, other borrowings, and cash flow from operations. Our primary uses of funds are withdrawals of deposits (including maturities of certificates of deposit), loan originations, the purchase of investment securities, repayment of borrowings, dividends to common shareholders, share repurchases and operating expenses. As of September 30, 2026, management believes the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs.
We seek to maintain an appropriate level of liquid assets and formal lines of credit with the FHLB, FRB and correspondent banks to ensure a safe and sound operation. Our liquid assets are comprised of unrestricted cash, short-term investments, and unpledged AFS investment securities. Our liquidity position is enhanced by our ability to raise additional funds as needed in the wholesale markets.
As of September 30, 2026, total on‑balance‑sheet liquidity was $349.6 million, and total external contingent liquidity capacity was $1.3 billion, resulting in total available liquidity sources of $1.6 billion. As of December 31, 2025, total on‑balance‑sheet liquidity was $457.9 million, and total external contingent liquidity capacity was $1.2 billion, resulting in total available liquidity sources of $1.6 billion. The decrease in on-balance-sheet liquidity during the first nine months of 2026 can be attributed in part to loan growth during 2026, with the deployment of excess cash into new loan originations.
Bancorp is reliant on dividends declared and paid by the Bank and the ability to issue debt and raise capital for liquidity purposes, including with respect to cash dividends paid to shareholders. There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to Bancorp without regulatory approval. See also the section titled “Business – Supervision and Regulation” included in the Company’s 2026 Form 10.
Cash dividends paid to shareholders totaled $7.6 million during the nine months ended September 30, 2026. We expect to continue our current practice of paying quarterly cash dividends with respect to our common stock, subject to the Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. We believe our quarterly dividend rate per share, as approved by our Board of Directors, enables us to balance our multiple objectives of managing our business and returning a portion of our earnings to our shareholders.
The following table details the components of our net available liquidity sources, including liquid assets and total available borrowing capacity as of the dates indicated:

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
Cash and cash equivalents and interest-earning deposits in other financial institutions	$117,029	$190,782
Unencumbered AFS securities	232,614	267,150
Total on-balance-sheet liquidity	349,643	457,932

Line of credit from the Federal Home Loan Bank of San Francisco - collateralized	736,073	709,451
Line of credit from Federal Reserve Bank of San Francisco - collateralized	445,177	356,450
Lines at correspondent banks - unsecured	100,000	100,000
Total external contingency liquidity capacity	1,281,250	1,165,901

Less: overnight borrowings	—	—
Net available liquidity sources	$1,630,893	$1,623,833

Capital Requirements
Bancorp and the Bank are subject to various regulatory capital adequacy requirements administered by banking regulatory agencies. These requirements involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can result in mandatory and discretionary supervisory actions by regulators that could have a direct material effect on the Company’s financial statements. Management believes that as of September 30, 2026, and December 31, 2025, both the Bank and Bancorp met all capital adequacy requirements to which they are subject.
The Bank is subject to prompt corrective action regulations. The prompt corrective action framework provides five capital classifications: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” For insured depository institutions that are adequately capitalized (and not well capitalized), regulatory approval is required to accept brokered deposits. Insured depository institutions that become undercapitalized are subject to limitations on capital distributions, as well as asset growth and expansion, and must submit capital restoration plans. See also “Supervision and Regulation – The Bank – Capital Requirements” included in the Company’s 2026 Form 10. At September 30, 2026, and December 31, 2025, the Bank was categorized as well capitalized under this regulatory framework. There are no conditions or events since that notification that management believes have changed the Bank’s category.
The Federal Reserve also sets regulatory capital requirements for bank holding companies. Because Bancorp qualifies under the Federal Reserve’s Small Bank Holding Company Policy Statement, it is generally not subject to consolidated regulatory capital ratio requirements. Instead, the Federal Reserve looks through Bancorp to evaluate capital at the Bank-level capital ratios. Nevertheless, the following table shows the Bancorp’s capital ratios as if it were subject to separate capital measurements. Actual and required capital amounts and ratios are presented below for both the Bank and Bancorp as of the dates indicated:

West Coast Community Bancorp	Actual		Minimum for Capital Adequacy Purposes(1)		To Be Considered Well Capitalized under Bank Holding Company Requirements
September 30, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 capital to average total assets (leverage)	$357,840	12.07%	$118,540	4.00%	N/A	N/A
Common equity tier 1 risk-based capital	$357,840	13.33%	$187,862	7.00%	N/A	N/A
Tier 1 risk-based capital	$357,840	13.33%	$228,119	8.50%	N/A	N/A
Total risk-based capital	$391,457	14.59%	$281,794	10.50%	N/A	N/A

December 31, 2025
Tier 1 capital to average total assets (leverage)	$316,786	11.12%	$113,994	4.00%	N/A	N/A
Common equity tier 1 risk-based capital	$316,786	12.82%	$173,022	7.00%	N/A	N/A
Tier 1 risk-based capital	$316,786	12.82%	$210,098	8.50%	N/A	N/A
Total risk-based capital	$355,599	14.39%	$259,533	10.50%	N/A	N/A
(1)Ratios for all capital adequacy requirements, except for the Tier 1 leverage ratio, include the minimum capital plus the 2.5% capital conservation buffer as required under the Basel III Capital Standards.

West Coast Community Bank	Actual		Minimum for Capital Adequacy Purposes(1)		To Be Considered Well Capitalized under Prompt Corrective Action Provisions
September 30, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 capital to average total assets (leverage)	$356,349	12.03%	$118,506	4.00%	$148,133	5.00%
Common equity tier 1 risk-based capital	$356,349	13.28%	$187,808	7.00%	$174,393	6.50%
Tier 1 risk-based capital	$356,349	13.28%	$228,053	8.50%	$214,638	8.00%
Total risk-based capital	$389,956	14.53%	$281,712	10.50%	$268,298	10.00%

December 31, 2025
Tier 1 capital to average total assets (leverage)	$322,556	11.32%	$113,977	4.00%	$142,471	5.00%
Common equity tier 1 risk-based capital	$322,556	13.05%	$172,995	7.00%	$160,639	6.50%
Tier 1 risk-based capital	$322,556	13.05%	$210,066	8.50%	$197,709	8.00%
Total risk-based capital	$353,575	14.31%	$259,493	10.50%	$247,136	10.00%
(1)Ratios for all capital adequacy requirements, except for the Tier 1 leverage ratio, include the minimum capital plus the 2.5% capital conservation buffer as required under the Basel III Capital Standards.

Credit Commitments and Contractual Obligations
Our material cash requirements may include funding existing loan commitments, withdrawal/maturity of existing deposits, repayment of borrowings, operating lease payments, and expenditures necessary to maintain current operations.
The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and to meet required capital needs. The following table summarizes maturities and principal payments due on our contractual obligations, excluding accrued interest:

	September 30, 2026
	Less than 1 year	More than 1 year	Total
	(Dollars in thousands)
Certificates of deposit	$131,030	$1,517	$132,547
Operating leases	1,500	8,494	9,994
Total contractual cash obligations	$132,530	$10,011	$142,541

	December 31, 2025
	Less than 1 year	More than 1 year	Total
	(Dollars in thousands)
Subordinated debentures	$—	$9,750	$9,750
Certificates of deposit	147,938	882	148,820
Operating leases	1,139	4,407	5,546
Total contractual cash obligations	$149,077	$15,039	$164,116
The Company also enters into certain off-balance sheet arrangements to meet the financing needs of our customers. These off-balance sheet arrangements include commitments to extend credit, standby letters of credit, overdraft protection and financial guarantees which would impact the Company’s liquidity and capital resources to the extent customers accept and/or use these commitments. We expect to fund these commitments through the repayment of existing loans, principal paydowns of investment securities, and liquid assets. The following table presents a summary of our commitments to extend credit by expiration period:

	September 30, 2026
	Less than 1 year	More than 1 year	Total
	(Dollars in thousands)
Loan commitments to extend credit	$282,871	$390,902	$673,773
Standby letters of credit	3,779	2,703	6,482
Total	$286,650	$393,605	$680,255

	December 31, 2025
	Less than 1 year	More than 1 year	Total
	(Dollars in thousands)
Loan commitments to extend credit	$382,820	$321,564	$704,384
Standby letters of credit	1,824	—	1,824
Total	$384,644	$321,564	$706,208
Since many commitments to extend credit are expected to expire prior to use, the total commitment amounts do not necessarily represent future cash requirements.
Management believes our available liquidity sources are adequate to meet our credit commitments and contractual obligations over the next twelve months.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk
Market risk represents the potential for loss resulting from adverse changes in the market value or pricing of financial instruments. Our market risk primarily arises from interest rate risk inherent in our lending, investment, deposit-taking, and funding activities. To address this significant component of market risk, management actively monitors and manages interest rate exposure.
Our profitability is sensitive to fluctuations in interest rates. A sudden and material change in interest rates across different points on the yield curve may adversely affect earnings if the rates applicable to assets and liabilities do not adjust at the same pace, magnitude, or on comparable terms. We monitor the impact of interest rate changes on net interest income with the primary objective of minimizing adverse effects on net interest income and capital, while structuring our asset-liability mix to optimize the yield-cost spread. The Asset/Liability Committee (“ALCO”) of the Board of Directors meets at least quarterly to review interest rate risk and related strategies.
Interest Rate Sensitivity
Interest rate risk represents the potential impact on earnings and asset values from changes in market interest rates. This risk arises primarily from timing differences in the repricing of interest-earning assets and interest-bearing liabilities, embedded options such as loan prepayments, and shifts in the yield curve.
We manage interest rate risk through ALCO. Strategies include adjusting the mix and repricing characteristics of the loan and investment portfolios as well as managing the rate and maturity structure of deposit products offered and wholesale funding sources utilized.
Management employs tools such as net interest margin projection reports and interest rate simulations under various scenarios to monitor exposure and ensure compliance with ALCO limits. The simulation model is based on the maturity and repricing characteristics of our interest rate sensitive assets and liabilities. The model also incorporates various assumptions, which management believes to be reasonable but may have a significant impact on the results. What can deviate from the modeled scenarios include the timing and magnitude of changes in interest rates, the yield curve evolution and shape, the correlation between various interest rate indices, financial instruments’ spread relative to benchmark rates. The modeled results are highly sensitive to deposit mix and deposit beta assumptions, which are derived from a regression analysis of our historical deposit data.

While actual outcomes cannot be predicted with certainty, these models help assess potential impacts on net interest income and capital. If potential changes to the net equity value and net interest income resulting from hypothetical interest rate changes are not within the limits established by ALCO, we may adjust the asset and liability mix to bring the risk position within the limits or take other remediation actions.
The following table presents the estimated effect of instantaneous parallel shifts of interest rate yield curve on our projected net interest income over the next 12 months, assuming no balance sheet growth, as of the dates indicated. The scenarios presented are hypothetical and are not indicative of expected interest rate movements.

	Percentage Change in Net Interest Income
Change in Interest Rates (in Basis Points)	September 30, 2026	December 31, 2025
300	(1.46)%	(0.33)%
200	(0.82)%	(0.15)%
100	(0.44)%	(0.15)%
(100)	(4.27)%	(4.77)%
(200)	(8.17)%	(8.92)%
(300)	(9.13)%	(9.01)%
As of September 30, 2026, model simulations indicate that projected net interest income over the next 12 months is less sensitive to declining interest rate scenarios when changes in interest rates are less than 300 basis points, compared to as of December 31, 2025. This change was primarily driven by a reduction in rate-sensitive cash and cash equivalents as a percentage of earning assets at September 30, 2026, compared to December 31, 2025, and an increase in commercial real estate loans. While yields on cash and cash equivalents adjust immediately with changes in market interest rates, our commercial real estate loans generally have an initial five-year fixed-rate period. In addition, interest-bearing deposits comprised a larger share of total deposits as of September 30, 2026, compared to December 31, 2025, increasing the extent to which deposit costs decline when interest rates fall. However, this moderation in sensitivity to decreasing rates in the September 30, 2026 simulation as compared to December 31, 2025 does not extend to the most severe declining-rate scenario. The greater sensitivity in net interest income when interest rates decline 300 basis points at September 30, 2026 compared with December 31, 2025 reflects greater potential downward repricing of certain variable-rate loans. As these loans repriced upward during 2026 when the market interest rates increased, their current rates moved further above their contractual interest rate floors, providing more capacity for rates to decline before reaching those floors at September 30, 2026 than at December 31, 2025.
Our model simulation results show an asymmetrical change in net interest income in rising interest rate scenarios compared to falling interest rate scenarios for all periods presented. This asymmetry is primarily driven by higher assumed deposit betas on interest-bearing deposits in rising rate environments. In rising market rate scenarios, we modeled greater pass-through of market rate increases to our interest-bearing deposit accounts, hence reducing the projected interest income benefit. Conversely, in declining interest rate scenarios, we modeled lower deposit repricing betas, as management believes that it would be more difficult to pass through market rate decreases to interest-bearing deposit accounts, especially for those accounts bearing below-market interest rates. These assumptions reflect management’s judgment based on historical experience, competitive conditions, and current market dynamics and may differ from actual deposit repricing behavior.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II - Other Information
Item 1. Legal Proceedings
From time to time, the Company is a party to claims and legal proceedings arising in the ordinary course of business. Our management evaluates its exposure to claims and proceedings individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is estimable and the loss is probable. We have been and may in the future be involved in legal proceedings, litigation, claims and investigations in the ordinary course of business. In addition, the nature of our business exposes us to claims related to, among others, lending and deposit activities, employment practices, contractual obligations and business operations.
There are no pending, or to management’s knowledge, any threatened legal proceedings that management believes to be material to our business, financial condition, or results of operations. Although the results of legal proceedings, claims and investigations in which we are or may be involved cannot be predicted with certainty, we do not believe that the final outcome of any such matters is reasonably likely to have a material adverse effect on our business, financial condition, results of operations or cash flows. Regardless of final outcomes, which can be uncertain, any such legal proceedings, claims and investigations may nonetheless impose a significant burden on management and employees and may come with costly defense costs or unfavorable preliminary and interim rulings.
Item 1A. Risk Factors
Please see Item 1A. “Risk Factors” included in the Company’s 2026 Form 10, for a discussion of the risks and uncertainties we face or may face, any one or more of which could have a material adverse effect on our business, results of operations, financial condition, capital, liquidity, prospects, or the value of or return on an investment in the Company. There have been no material changes to our risk factors as previously described under Item 1A. of our 2026 Form 10.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2026, none of our directors or officers, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to filings previously made with the SEC.

Exhibit No.	Description
3.1	Articles of Incorporation of West Coast Community Bancorp, filed as Exhibit 3.1 to the Registrant’s Form 10 filed August 31, 2026, and incorporated herein by reference
3.2	Amended and Restated Bylaws of West Coast Community Bancorp, filed as Exhibit 3.2 to the Registrant’s Form 10 filed August 31, 2026, and incorporated herein by reference
4.1	Specimen certificate for the Common Stock of West Coast Community Bancorp, filed as Exhibit 4.1 to the Registrant’s Form 10 filed August 31, 2026, and incorporated herein by reference
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Inline XBRL Interactive Data
104	Cover Page Interactive Data (embedded within the Inline XBRL document in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

West Coast Community Bancorp
(Registrant)

Date:	November 10, 2026	By:	/s/ Krista Snelling
Krista Snelling
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	November 10, 2026	By:	/s/ Cecilia Situ
Cecilia Situ
Chief Financial Officer
(Principal Financial Officer)